Form 10-Q
period 1996-12-31
LEADING EDGE PACKAGING INC
filed 1997-02-05
CIK 1021549

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 333-12911
                                              ---------

                          LEADING EDGE PACKAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-3432883
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  Empire State Building, Suite 3922, 350 Fifth Avenue, New York, New York 10018
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 239-1865
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

State the number of shares outstanding of each of the issuer's classes of common stock:

As of February 3, 1997, the issuer had 3,312,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

              Condensed Statement of Financial Condition -                1 - 2
                March 31, 1996 and December 31, 1996

              Condensed Statement of  Income -                            3
                Three and Nine Months Ended
                December 31, 1996 and 1995

              Condensed Statement of Cash Flows -                         4
                Nine months ended December 31, 1996 and 1995

              Notes to Condensed Financial Statements -                   5 - 6

 Item 2. Management's Discussion and Analysis of                          7 - 9
           Financial Condition and Results of Operations



PART II. OTHER INFORMATION

 Item 2.      Changes in Securities                                       10
              (c) 1996 Incentive Stock Option Plan

 Item 5.      Other Information                                           10

 Item 6.      Exhibits and Reports on Form 8-K                            11



SIGNATURES                                                                12

                          LEADING EDGE PACKAGING, INC.

                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                      (In thousands, except per share data)


ASSETS
                                                        March 31,   December 31,
                                                          1996         1996
                                                      (Carved-Out)
                                                      ------------  ------------
CURRENT ASSETS
Cash and cash equivalents                               $    35       $    95
Investments in money market funds                          --           5,500
Receivables                                                 192           843
Bills receivable (Note 3)                                   170         1,621
Inventories (Note 4)                                       --             613
Advance to Head Office (Note 5)                           1,152          --
Prepaid expenses                                             55         1,353
                                                        -------       -------
     Total Current Assets                               $ 1,604       $10,025
                                                        -------       -------
Office, furniture and equipment-
  Net of depreciation and amortization                      193           193
                                                        -------       -------
     TOTAL ASSETS                                       $ 1,797       $10,218
                                                        =======       =======

      See Accompanying Notes to Condensed (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.

                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                      (In thousands, except per share data)


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        March 31,   December 31,
                                                          1996         1996
                                                      (Carved-Out)
                                                      ------------  ------------
CURRENT LIABILITIES
Accounts payable                                        $  --         $    168
Accounts payable to related party                         1,656            377
Taxes payable                                              --              898
Other accrued expenses                                     --               72
Accrued liabilities                                         141
                                                        -------       --------
     Total Current Liabilities                          $ 1,797       $  1,515
                                                        -------       --------

SHAREHOLDERS' EQUITY
Common Stock par value $0.01 per share,
   voting: 5,000,000 shares authorized -
   3,312,500 shares issued and outstanding                 --               33
Additional paid in capital                                 --            7,205
Retained earnings                                          --            1,465
                                                        -------       --------
                  Total Shareholders' Equity               --         $  8,703
                                                        -------       --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 1,797       $ 10,218
                                                        =======       ========

      See Accompanying Notes to Condensed (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.

                          CONDENSED STATEMENT OF INCOME

                                   (UNAUDITED)

                      (In thousands, except per share data)


                                     Three Months Ended     Nine Months Ended
                                          December 31          December 31
                                        1996        1995       1996        1995
                                        ----        ----       ----        ----
Net sales                           $    3,695    $3,112   $    9,247    $8,322

Cost of goods sold                       2,545     2,023        6,281     5,154
                                    ----------    ------   ----------    ------
Gross profit                             1,150     1,089        2,966     3,168


Selling general and administrative
   expenses                                341       282          616       823
                                    ----------    ------   ----------    ------
Operating income                           809       807        2,350     2,345

Other income (expense):
         Interest                           13       (15)          13       (37)
         Other                            --           2         --           3
                                    ----------    ------   ----------    ------
Income before income taxes                 822       794        2,363     2,311
                                    ----------    ------   ----------    ------
Provision for income taxes                 312       302          898       801
                                    ----------    ------   ----------    ------
Net income                          $      510    $  492   $    1,465    $1,510

Net income per share primary
   and fully diluted                $     0.22      --     $     0.72      --
                                    ==========    ======   ==========    ======
Weighted average of
    shares outstanding               2,343,750      --      2,031,818      --
                                    ==========    ======   ==========    ======

      See Accompanying Notes to Condensed (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)


                                           Nine Months Ended   Nine Months Ended
                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
Cash flows from operating activities:
  Net Income                                    $   510            $   492
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   4                  9
      Net increase (decrease) in cash due
        to changes in current assets
        and liabilities                          (1,680)              (539)
                                                -------            -------
  Net cash used in operating activities          (1,166)               (38)

Cash flows from investing activities:
  Investments in money market funds (Note 6)     (5,500)              --
  Purchase of furniture and equipment              (164)                (3)
                                                -------            -------
Net cash used in investing activities            (5,664)                (3)

Cash flows from financing activities:
   Proceeds from initial public offering          6,738               --
   Proceeds from bankers' acceptances               152               --
                                                -------            -------
Net cash provided by financing activities         6,890               --

Net increase (decrease) in cash and
  cash equivalents                                   60                (41)

Cash and cash equivalents at beginning
  of period                                          35                 59
                                                -------            -------
Cash and cash equivalents at end of period      $    95            $    18
                                                =======            =======
Supplemental disclosure of cash flow
  information:
   Interest paid                                $  --              $    37
   Taxes paid (Note 2)                             --                 --

       See Accompanying Notes to Condensed (Unaudited) Financial Statement

                          LEADING EDGE PACKAGING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                December 31, 1996

Note 1. Basis of Presentation

      The accompanying unaudited condensed financial statements of Leading Edge Packaging, Inc. (the "Company") as of March 31, 1996 and December 31, 1996, and for the three and nine month periods ended December 31, 1996 and 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The results of operations for the three and nine month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year or for any other period. For the three and nine month periods ended December 31, 1995 and at March 31, 1996, the financial statements of the Company, successor to Rich City International Packaging Limited's ("Rich City") North America Distribution Business ("N.A. Distribution Business"), have been prepared on a "carved-out" basis as if the N.A. Distribution Business had been in existence and operating independently prior to the Assignment and Distribution Agreement (the "Distribution Agreement") between Rich City and the Company, which became effective on April 1, 1996. This financial information does not purport to represent what the results of operations or the financial position of the N.A. Distribution Business would actually have been had the Distribution Agreement been in effect on such date or at the beginning of the period. The formula of adding a 6% - 8% mark-up to the cost to manufacture the packaging products under the Distribution Agreement was not incorporated. For further information, refer to the Company's public offering prospectus, dated December 2, 1996.

Note 2. Income Taxes

      No taxation has been provided for the six months ended September 30, 1995 as the carved-out business was not subject to taxation either in Hong Kong or the United States. For the six months ended September 30,

1996, the Company is subject to the income tax in the United States and an income tax expense has been computed using a rate of 38% for U.S. federal and state income taxes.

      There were no significant temporary timing differences during the periods or at the balance sheet dates.

                          LEADING EDGE PACKAGING, INC.

Note 3. Bills Receivable

      Bills receivable represent accounts receivable in the form of bills of exchange, whose acceptances and settlements are handled by banks.

      At December 31, 1996, the Company had not factored any bills receivable with financial institutions.

Note 4. Inventories

      Effective April 1, 1996, the Company maintains inventories for distribution to customers in the United States. These inventories represent finished goods held for resale.

Note 5. Advances to Head Office
                                                                   Rich City's
                                                                       N.A.
                                                                   Distribution
                                                                     Business
                                                                  March 31, 1996
                                                                    Carved-Out
                                                                  --------------
        Advances to Rich City:
        Balance as of April 1, 1995 ..........................     $ (362,384)
        Net advances to Head Office ..........................      1,514,220
                                                                   ----------

        Balance as of March 31, 1996 .........................     $1,151,836
                                                                   ==========

Note 6. Investments

      $5,500,000 of the proceeds from the Company's initial public offering are currently invested in money market funds.

                          LEADING EDGE PACKAGING, INC.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


      Certain statements under this item constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II. Item 5(a). Other Information."

      General

      The Company sells and distributes, in North America, packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, and paper gift boxes. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and a 33,000 square-foot office and warehouse facility in Raritan Center Industrial Park, Edison, New Jersey.

      Results of Operations

      Comparison of the three months ended December 31, 1996 to the three months ended December 31, 1995.

      Net sales for the three months ended December 31, 1996 were approximately $3,695,000, an increase of $583,000 or 15.8% from approximately $3,112,000 for the three months ended December 31, 1995. The increase was primarily due to the increase in the size of orders from existing customers and the addition of new customers.

      Cost of goods sold for the three months ended December 31, 1996 was approximately $2,545,000, an increase of $522,000 or 20.5% from approximately $2,023,000 for the three months ended December 31, 1995. As a percentage of net sales, cost of goods sold increased from 65% of net sales for the three months ended December 31, 1995 to 68.9% for the three months ended December 31, 1996. The increase in cost of sales as a percentage of net sales was primarily due to the payment to Rich City of an average mark-up of 6.5% of its manufacturing costs pursuant to the Distribution Agreement between Rich City and the Company. Included in the 6.5% mark-up are all of Rich City's general and administrative costs to process orders for the Company, including salaries, office space and use of equipment. This increase corresponded with the increase in net sales over the same periods and resulted partly from a variation in customer orders to products with higher costs in that specific period.

      Selling, general and administrative expenses for the three months ended December 31, 1996 were approximately $341,000, an increase of $59,000 from approximately $282,000 for the three months ended December 31, 1995. For the three months ended December 31, 1996, these expenses primarily consisted of salaries, miscellaneous office expenses, additional office equipment, and other expenses in connection with setting up the Company's New Jersey warehouse facilities. In contrast, these expenses for the three months ended

December 31, 1995 reflect the "carved-out" selling expenses of Rich City attributable to its N.A. Distribution Business, including expenses incurred for sales and marketing personnel and for advertising and promotions.

      The Company had net income of approximately $510,000 (or $0.22 per share) for the three months ended December 31, 1996, compared to net income of approximately $492,000 for the three months ended December 31, 1995.

                          LEADING EDGE PACKAGING, INC.

      Comparison of the nine months ended December 31, 1996 to the nine months ended December 31, 1995.

      Net sales were approximately $9,247,000 for the nine months ended December 31, 1996, an increase of $925,000 or 10% from approximately $8,322,000 for the nine month period ended December 31, 1995. The increase was primarily due to an increase in the size of orders from existing customers and the addition of new customers.

      Cost of goods sold for the nine months ended December 31, 1996 was approximately $6,281,000, an increase of $1,127,000 or 21.9% from approximately $5,154,000 in the nine months ended December 31, 1995. As a percentage of net sales, cost of goods sold increased from 61.9% in the nine months ended December 31, 1995 to 67.9% in the nine months ended December 31, 1996. The increase in cost of sales as a percentage of net sales was primarily due to the payment to Rich City of an average mark-up of 6.5% of its manufacturing costs pursuant to the Distribution Agreement between Rich City and the Company. Included in the 6.5% mark-up are all of Rich City's general and administrative costs to process orders for the Company, including salaries, office space, and use of equipment.

      Selling, general and administrative expenses for the nine months ended December 31, 1996 were approximately $616,000, a decrease of $207,000 or 25.2% from approximately $823,000 during the nine months ended December 31, 1995. These expenses were relatively low during the first six months of fiscal 1997, consisting primarily of travel and related costs incurred by Lip-Boon Saw, the Company's Chairman and Chief Executive Officer, to expand the Company's business in North America, as well as administrative costs of setting up the Company's offices in the U.S. Commencing with the three months ended December 31, 1996, these expenses also included warehouse and office expenses as well as additional salaries, as discussed in the "Comparison of the three months ended December 31, 1996 to the three months ended December 31, 1995." For the entire nine months ended December 31, 1995, in contrast, these expenses reflect the "carved-out" selling expenses of Rich City attributable to its N.A. Distribution Business.

      The Company had net income of approximately $1,465,000 or $0.72 per share for the nine months ended December 31, 1996.


      The Company anticipates higher fourth quarter operating expenses attributable to setting up offices and warehouse distribution operations in the U.S., although some of these expenses are non-recurring. The Company continues to implement its market consolidation strategy, which requires additional selling and administrative support. In addition, the Company has started to advertise its products in trade magazines and will participate in the Basel jewelry packaging trade show in Switzerland, which U.S. buyers and end-users attend.

      The Company anticipates that net sales for the fourth quarter of the fiscal year ended March 31, 1997 will be consistent with the trend of growth experienced in recent periods. There can be no assurance, however, that such sales will be achieved.

                          LEADING EDGE PACKAGING, INC.

      Liquidity and Capital Resources

      During the nine months ended December 31, 1996, the Company used approximately $1,166,000 in net cash for its operating activities, compared with approximately $38,000 for the nine months ended December 31, 1995. This amount primarily consisted of purchases of inventory, salaries, office equipment and establishment of warehouse facilities. The Company's working capital increased to approximately $8,510,000 at December 31, 1996 from approximately $193,000 at December 31, 1995, reflecting the receipt of proceeds from the initial public offering. The Company anticipates that the proceeds from the offering, together with cash flows from operating activities and the possibility of obtaining one or more lines of credit will be sufficient to meet its operating expenses into fiscal 1998, including amounts needed to purchase inventory.

      $5,500,000 of the proceeds from the Company's initial public offering are currently invested in money market funds which allow for liquidity with an emphasis on preservation of principal amounts invested. The Company has been in negotiation with several banks in New York and New Jersey to establish a credit facility for working capital and trade finance.

                          LEADING EDGE PACKAGING, INC.

PART II. OTHER INFORMATION

Item 1.  None

Item 2.  Changes in Securities

      (c) 1996 Incentive Stock Option Plan

      The Company previously established the 1996 Incentive Stock Option Plan (the "Plan"). Options under the Plan may be granted permitting the purchase in the aggregate of not more than 312,500 shares of the Company's common stock, par value, $0.01 per share ("Common Stock"). On December 11, 1996, options (the "1996 Options") to purchase up to 250,000 shares of Common Stock in the aggregate were granted to officers and directors of the Company. One-third of the 1996 Options become exercisable after each of 12 months, 30 months and 60 months, respectively. The stock options granted under this Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The per share option price of the Common Stock subject to each of the 1996 Options shall be $7.15, which is equal to one hundred ten percent (110%) of the fair market value of a share of Common Stock on the date that the options were granted. Shares of Common Stock issued in exchange for options under the Plan will be restricted against resale as necessary to qualify for exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), unless and until the Company deems it appropriate to register such shares under the Securities Act.

Item 3.  None

Item 4.  None

Item 5.  Other Information

      (a) Forward-Looking Statements

      Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact demand for the Company's packaging products; changes in tax laws and regulations; the ability of the Company to implement its market consolidation strategy and to expand its business in the North American market; and changes in laws and government regulations applicable to the Company.

                          LEADING EDGE PACKAGING, INC.

Item 6. Exhibits and Reports on Form 8 - K

      (a) Exhibits

          Financial Data Schedule (Exhibit 27)

      (b) Reports on Form 8 - K

          No reports on Form 8-K were filed during the quarter for which this report is being filed.

                          LEADING EDGE PACKAGING, INC.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEADING EDGE PACKAGING, INC.


Dated: February 5, 1997         By: /s/ Casey K. Tjang
                                    -------------------------------------
                                    Casey K. Tjang
                                    Director, Chief Financial Officer and
                                    Secretary

                                Signing on behalf of the registrant as principal accounting officer