Form 10-K
period 1997-03-31
LEADING EDGE PACKAGING INC
filed 1997-06-27
CIK 1021549

                                                          B & S DRAFT -- 6/25/97
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-12911

                         LEADING EDGE PACKAGING, INC.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                               22-3432883
-------------------------------          -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

350 Fifth Avenue, Suite 3922, New York, New York         10118
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (212) 239-1865

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $6.00 per share last reported sales price reported by NASDAQ/NMS on June 10, 1997, was $8,535,000.

As of June 10, 1997, the registrant had issued and outstanding
3,312,500 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

         The following documents, or indicated portions thereof, have been incorporated herein by reference:

         (1) Information in the Registrant's definitive proxy material for its 1997 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the Registrant's fiscal year ended March 31, 1997.

                                    PART I

ITEM 1.  BUSINESS

General

         The Company sells and distributes, in North America, packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal and plastic cases, optical cases, pouches and bags, and paper gift boxes. The Company also sells display units for retail merchandising of jewelry, watches, eyeglasses, pens, cosmetics and gold coins (the packaging products and display units are collectively referred to herein as "Packaging Products"). The Company's customers are mainly wholesalers and distributors of Packaging Products and consumer product manufacturers. The Company purchases substantially all of its inventory from Rich City International Packaging Limited ("Rich City"), a Hong Kong company and the Company's parent. The Company entered into an Assignment and Distribution Agreement (the "Distribution Agreement") with Rich City which, effective April 1, 1996, appointed the Company as the exclusive distributor in North America of Packaging Products supplied by Rich City. Rich City had supplied its Packaging Products to North America since 1990.

          Although no market data exists for the packaging products industry, based on the number of units of luxury consumer goods sold in each category as extracted from estimates published by the American Watch Association, MJ Jewelry Sales and U.S. Optical Industry Handbook, and on Rich City's pricing data, the Company estimates that in 1994 the U.S. wholesale market was approximately $130,000,000 for jewelry packages of all types, approximately $140,000,000 for watch boxes, and, in 1995, was approximately $54,000,000 for prescription optical cases.

         The Company believes that the market for Packaging Products in North America is fragmented and lacks a centralized, efficient mechanism for bringing such products from areas of low-cost production to wholesalers, distributors and consumer product manufacturers. As part of its marketing strategy, the Company's goal is to consolidate this process through its own system of purchasing and customizing high quality Packaging Products from the Company's low-cost Asian producer and distributing the products in North America.

          To effect this strategy, the Company leases a 2,000 square-foot office and showroom in the Empire State Building in New York City, and a 33,000 square-foot warehouse and distribution center in Raritan Center, Edison, New Jersey, for the Company's warehousing, customization and distribution operations. The Company believes that its warehousing and customizing capabilities located in the United States, coupled with its Asian low-cost source of supply, give it an advantage over its competitors in the North American market by enabling the Company to fill orders and customize products on a "just in time" basis. The Company's source of supply allows it to capitalize on lower production costs obtainable overseas, while maintaining the high quality of its products.

Competition

         The Company is aware of eight substantial foreign-based manufacturers and of six North American distributors whose products are in direct competition with various of its Packaging Products. The cost of manufacturing Packaging Products in North America is relatively high, causing manufacturers to seek out overseas suppliers to fill their orders.

         The Company believes that it will be able to compete by having the flexibility to respond quickly to orders and catering to changes in customers' design specifications; by endeavoring to offer a wider range of products than its competitors; and by capitalizing on lower production costs obtainable through its Distribution Agreement with Rich City, while maintaining the high quality of its products. The Company believes it can offer its North American customers a quick response time on short orders because of its customization facilities in the U.S.

         There is substantial competition in the Packaging Products industry. The Company competes with distributors and manufacturers of Packaging
Products based in the U.S. and overseas. Many of the Company's competitors have name recognition in the market and longer operating histories and in many cases are substantially larger and better financed than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing or newly developed products. New competitors may arise and may market products which compete with the Company's products. The Company believes that several companies currently distribute products in North America in direct competition with the Company's Packaging Products, including International Packaging Inc., Gem Case Inc., Fuller Corporation, Rocket Jewelry Box Inc., Boxco Inc. and Gunther Mele Inc. Some of the Company's current customers presently, or at some future point may, compete with the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Government Regulation:  Import/Export

         The People's Republic of China (the "PRC") currently enjoys Most-Favored Nation ("MFN") status granted by the United States, which results in imports into the United States from the PRC being subject to the lowest applicable tariffs. The United States annually reconsiders the renewal of MFN trading status for the PRC. There can be no assurance, however, that the PRC's MFN status will be renewed in future years. The Company believes that the non-renewal of MFN trading status would adversely affect the pricing of any inventory of the Company consisting of products manufactured within the PRC. Failure by the United States to renew the PRC's MFN status, could cause an increase in the cost to import Packaging Products to Hong Kong from the PRC, and, after transfer of sovereignty over Hong Kong, from Hong Kong to the United States. Under the terms of the Distribution Agreement, this would increase prices paid by the Company to Rich City for Packaging Products. If such prices became prohibitively high, there can be no assurance that the Company could locate substitute suppliers of Packaging Products outside of the PRC. Failure by the Company to locate such suppliers would result in a loss of revenues, a loss of customers due to failure to timely meet orders and/or a total loss of the Company's inventory.

         At current rates an import duty of between 5% and 20% will be payable by the Company on the import price of metal and plastic cases imported into the U.S. and Canada. For the year ended March 31, 1997, metal cases accounted for approximately 48.9% of total imports from Rich City to North America; plastic cases accounted for approximately 41.8%. If the PRC were to lose MFN status, then the Company's products may be subject to higher tariffs and import duties in the U.S. Although it is not possible to quantify the potential impact of higher tariffs and duties, the Company believes that, due to the comparatively low cost of production in the PRC, it would be able to withstand an increase in tariffs while still being able to compete profitably in the U.S. market.

Employees

         As of March 31, 1997, the Company employed approximately 18 employees. These employees include five marketing and sales representatives and a receptionist in the New York office as well as four accounting professionals and eight distribution specialists in the New Jersey warehouse.
 The distribution staff includes Operations and Warehouse Managers, a Warehouse Supervisor, a printing specialist, packers and assistants.

ITEM 2.  PROPERTIES

Leases

         The Company leases a 2,000 square-foot space for its offices and showroom in the Empire State Building, 350 Fifth Avenue, Suite 3922, New York, New York for a five-year period commencing July 1, 1996 at an annual rent of $42,096. The Company also leases for the warehousing and customization of its products a 33,000 square-foot facility in Raritan, New Jersey, for a period of five years commencing November 1, 1996, at an annual rent of $150,336 plus 30% of certain common charges for the building in which the facility is located. The Company leases an apartment in Highland Park, New Jersey, commencing September 1, 1996, for one year at an annual rent of $15,600.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the report.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market.

         The range of the high and low sales prices per share of the Company's Common Stock during the last fiscal year, as reported by the Nasdaq National Market, is set forth below:

                                               High    Low
    Fiscal 1997
      3rd Quarter............................    7    6.25
      4th Quarter............................    7    5


         As of June 10, 1997, there were approximately 12 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data of Rich City's N.A. Distribution Business for the two years ended March 31, 1997 is prepared on the "carved-out" assumptions and should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and

Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                          Rich City's N.A.
 (In thousands, except           Leading Edge               Distribution
selected  operating data)       Packaging, Inc.               Business
------------------------        ---------------       -------------------------------------------------------
Fiscal Year Ended March 31,          1997                1996           1995           1994           1993
--------------------------      ---------------        --------       --------       --------       --------
Income Statement Data:
    Net sales                       $12,987            $10,987         $6,311        $13,725         $8,768
    Gross profit                      4,581              4,352          2,289          4,296          1,782
    Operating income                  3,359              3,248          1,482          3,073          1,187
    Income before income taxes        3,433              3,201          1,473          3,052          1,178
    Income taxes                      1,342               ___            ___              33           ___
    Net income                        2,091              3,201          1,473          3,019          1,178
    Net income per common share       $0.89               N/A            N/A            N/A            N/A
    Weighted average common
       shares outstanding         2,347,603               N/A            N/A            N/A            N/A

Balance Sheet Data:
    Total assets                    $13,916             $1,797         $1,044         $4,559         $2,496
    Total liabilities                 4,730              1,797          1,044          4,549          1,274
    Stockholders' equity              9,186               N/A            N/A              10          1,222


(1) The functional currency of the North American Distribution Business of Rich City's N.A. Distribution Business is Hong Kong dollars. Transactions, assets and liabilities denominated in Hong Kong dollars have been translated to the U.S. dollar at approximately HK$7.80 to US$1.00, which approximates the market rate at all periods presented.

(2) Effective April 1, 1996, the Company is subject to United States income taxes, calculated at a combined rate of 38%.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere herein.

         All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.

Introduction

         The Company sells and distributes, in North America, packaging products used primarily in the sale of luxury consumer goods and premium products. Its packaging products include metal, plastic and paper based jewelry cases, optical cases, watch boxes, pouches, and paper shopping bags and gift boxes. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and a 33,000 square-foot office, warehouse and light assembly facility in Raritan Center Industrial Park, Edison, New Jersey.

         The Company is the successor to the North American distribution business of Rich City ("the R.C.N.A. Distribution Business"), and, accordingly, the Company's historical financial information is derived from the operations of Rich City in North America. Under the terms of the Distribution Agreement, Rich City has assigned all of its business in North America to the Company, effective April 1, 1996, with the exclusive rights to market, distribute, sell and warehouse the Packaging Products supplied by Rich City, and the rights to procure from other suppliers, if needed. Assets and liabilities of the R.C.N.A. Distribution Business as at March 31, 1996 were not transferred to the Company.

         The Company's Financial Statements appearing elsewhere herein consist of (i) Financial Statements of the R.C.N.A. Distribution Business for the fiscal years ended March 31, 1995, and 1996; and (ii) The Company's Financial Statements for the year ended March 31, 1997.

         The Financial Statements for the R.C.N.A. Distribution Business, for the years ended March 31, 1995 and 1996 have been prepared on a "carved-out" basis as if the R.C.N.A. Distribution Business had been in existence and operating independently prior to the effective date of April 1, 1996 of the Distribution Agreement. This financial information does not purport to represent what the results of operations or financial position of the R.C.N.A. Distribution Business would actually have been had the Distribution Agreement been in effect on such date or at the beginning of the period, or to project the results of the operations of the R.C.N.A. Distribution Business for any future date or period.

        Commencing in the third quarter of fiscal 1997, the Company incurred additional costs related to its operations as an independent entity in the U.S. These costs included salaries at $168,647, sales commissions from 1-3% of sales, and depreciation on property and equipment at $18,739.

         The Distribution Agreement provides that the inventory purchase price payable by the Company to Rich City equals Rich City's cost to manufacture the Packaging Products plus a 6-8% mark-up depending upon the product being manufactured and Rich City's production schedule. The FOB price payable by the Company for its inventory of Packaging Product is directly tied to Rich City's manufacturing cost, any inflationary pressure on the components of Rich City's manufacturing cost (e.g. costs of materials, labor, office and factory overhead) would increase the purchase price paid by the Company for its inventory. If the Company were unable to pass such an increase on to its customers, the result would be a reduction in profits to the Company.

         The North American market for packaging product is currently dominated by a small number of large importers-distributors and U.S. domestic manufacturers that purchase Packaging Products from overseas manufacturers and sell them to end-users. A significant portion of the Company's customer base consists of these U.S. manufacturers and importers-distributors. Two of the Company's customers each individually accounted for 10% or more of the R.C.N.A.'s net sales for the year ended March 31, 1995, collectively generating approximately 58.0% of net sales. In fiscal 1996, three customers each individually accounted for 10% or more of net sales, collectively generating approximately 52.6% of net sales. In fiscal 1997, two customers each accounted for 10% or more of net sales, collectively generating approximately 38.5% of net sales. Because the Company sells its Packaging Products to manufacturers and distributors, all of its principal customers are also its competitors. Customers which are also competitors include Gem Case, Inc. Fuller Corporation, Rocket Jewelry Box, Inc. and Boxco, Inc.

Seasonality

        The Company's business depends on the buying seasons of the luxury goods which are sold using its packaging products, with a significant portion of its sales and most of its income generated during the second and third fiscal quarters ending March 31. The Company has historically experienced lower net sales in each of its first and fourth quarters. Until the full business impact of New Jersey warehouse distribution center and light assembly facility, the Company expects this trend to continue in the fiscal year 1998. A variety of other factors may also affect the revenue results of the Company, including U.S. economic conditions, the retail sales environment and the Company's ability to otherwise execute its business and marketing strategy.

         In fiscal 1998, the Company plans to recruit additional marketing and sales personnel to increase sales and to implement its market consolidation strategy, and expects to incur selling, general and administrative expenses in the near term in association with this ongoing process. The Company plans to pursue the market of selling and distributing high quality paper shopping bags, premium paper items and specialty novelty paper boxes. This new operations, which has an estimated $350 million annually of the U.S. market, will complement Leading Edge's existing core packaging business and allow the Company to offer a broader product line to new and existing customers.

Results of Operations

         The following table set forth for the period indicated certain line items derived from the Company's statements of operations expressed as a percentage of net sales for such periods.

                                         Fiscal       Fiscal       Fiscal
Percentage of Net Sales of:               1997         1996         1995

Net sales.............................    100%         100%         100%

Cost of sales.........................   64.7%        60.4%        63.7%

Gross profit..........................   35.3%        39.6%        36.3%

Selling, general and administrative
    expenses..........................    9.4%        10.0%        12.8%

Operating income......................   25.9%        29.6%        23.5%

Interest expense......................   (0.1)%       (0.6)%       (1.1)%

Other income..........................    0.6%         0.1%         0.9%

Income before income taxes............   26.4%        29.1%        23.3%

Income taxes (Note__).................   10.3%          __           __

Net income............................   16.1%        29.1%        23.3%


Year ended March 31, 1997 compared with year ended
March 31, 1996

         Net sales in fiscal 1997 increased $2 million, or 18.2%, to approximately $13 million from approximately $11 million in fiscal 1996.
The bulk of the Company's net sales for the year were conducted in Hong Kong based on FOB prices of Rich City, and net sales based on U.S. delivery which commenced in the middle of January, 1997 were insignificant for the year ($518,785). The Company expects its New York and New Jersey operations to contribute to its sales in the coming fiscal year. Gross profit increased $228,563 to $4,580,715 in fiscal 1997. The gross profit percentage decreased to 35.3% in fiscal year 1997 from 39.6% in fiscal 1996, due primarily to the mix of product lines sold.

        Selling, general and administrative expenses increased $117,239, or 10.6%, to $1,221,849 in fiscal 1997 from $1,104,610 in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 9.4% in fiscal 1997 from 10% in fiscal 1996. The increase in expenses is primarily related to higher payroll expenses ($271,175), commencing in the third quarter of the year, rental expenses, higher professional fees and other expenses ($226,015).

    As a result of the factors discussed above, income from operations slightly increased 3.4% to $3,358,866 in fiscal 1997 from $3,247,542 in fiscal 1996. As a percentage of net sales, income from operations decreased to 25.9% in fiscal 1997 from 29.6% in fiscal 1996.

    Income taxes of $1.3 million in fiscal 1997 were based upon an annual effective tax rate of 38%, which included state taxes.

Year ended March 31, 1996 compared with year ended
March 31, 1995

    For fiscal years 1995 and 1996, net sales were $6,310,879 and $10,987,470, respectively. Net sales in fiscal 1996 increased by 74.1% or $4,676,591 from fiscal 1995, as Rich City captured sales from the client base of its former competitor and customer, Jewelpak Corporation, and simultaneously increased orders derived from its other distributor/customers and from new customers. Sales in 1995 were abnormally low because of the cessation of business with Jewelpak.

    In fiscal 1995 and 1996, selling expenses were $263,778 and $451,327, respectively, representing an increase of 71.1%. The change reflected the impact of increased sales in 1996 after the downturn in 1995 resulting from the cessation of business with Jewelpak.

    In fiscal 1995 and 1996, general and administrative expenses were $543,644 and $653,283, respectively, representing an increase of 20.2%. However, for fiscal years 1995 and 1996, general and administrative expenses, as a percentage of net sales, were 8.6% and 5.9%, respectively. The decline in expenses as a percentage of net sales was the result of efficiencies created during the period by Rich City's management.

    In fiscal 1995 and 1996, operating income was $1,481,549 and $3,247,542, respectively, representing an increase of 119.2%. As a percentage of sales, operating income for fiscal 1995 and 1996 was 23.5% and 29.6%, respectively. The increase correlated to increase in sales, although expenses also increased during the period.

Liquidity and Capital Resources

    During the fiscal year ended March 31, 1997, the Company's operating activities consumed $2.1 million in cash. The uses of funds as stated in the initial public offering prospectus were primarily for the purchase of inventory from Rich City and the set-up of New Jersey warehouse distribution center and working capital. As a part of working capital, the Company set aside

$1.25 million for income taxes due on June 15, 1997. The Company's debt to equity ratio is 2.4%. At March 31, 1997, the Company's debt included $220,906 borrowed against Bankers' Acceptance line of credit, which was a self-liquidating loan. The Company invested $4,688,541 of its funds in Evergreen Funds managed by Fidelity Investments in Boston. The Company anticipates using the funds to finance the future purchase of goods and for the expansion of its sales program.

    The Company's capital expenditures in 1997 were $296,224 primarily for leasehold improvements to the Company's New York corporate office and showroom ($86,612), and for building steel racks and light assembly system in New Jersey facility ($209,612).

    Management expects that cash flows from operating activities and funds available should be sufficient to support the Company's current business program and seasonal working capital needs for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14, Exhibits, Financial Statement Schedules, and Reports on Form
8K.

                   LEADING EDGE PACKAGING, INC.
                   ----------------------------

                   Financial Statements
                   For the year ended March 31, 1997

                            INDEX TO FINANCIAL STATEMENTS






Report of independent auditors . . . . . . . . . . . . . . . . .      F - 1

Balance sheets of Rich City International Packaging Limited
 - North American Distribution Business as of March 31, 1996
    and of Leading Edge Packaging, Inc. as of March 31, 1997 . .      F - 2


Statements of income of Rich City International Packaging Limited
 - North American Distribution Business for the years ended
    March 31, 1995 and 1996 and of Leading Edge Packaging, Inc.
    for the year ended March 31, 1997. . . . . . . . . . . . . .      F - 3


Statements of Equity of Rich City International Packaging Limited
 - North American Distribution Business for the years ended
    March 31, 1995 and 1996 and of Leading Edge Packaging, Inc.
    for the year ended March 31, 1997. . . . . . . . . . . . . .      F - 4


Statements of Cash Flows of Rich City International Packaging Limited
 - North American Distribution Business for the years ended
    March 31, 1995 and 1996 and of Leading Edge Packaging, Inc.
    for the year ended March 31, 1997. . . . . . . . . . . . . .      F - 5


Notes to the financial statements. . . . . . . . . . . . . . . .  F - 6 - F - 18

                            REPORT OF INDEPENDENT AUDITORS

The Shareholders and The Board of Directors
Leading Edge Packaging, Inc.

We have audited the accompanying balance sheet of Rich City International Packaging Limited ("Rich City")'s North American Distribution Business ("N.A. Distribution Business") as of March 31, 1996 and of Leading Edge Packaging, Inc. (the "Company") as of March 31, 1997 and the related statements of income, equity and cash flows of Rich City's N.A. Distribution Business for each of the two years in the period ended March 31, 1996 and of the Company for the year ended March 31, 1997. The Company was formed on December 15, 1995 and is the successor to Rich City's N.A. Distribution Business. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements of the N.A. Distribution Business have been prepared from the separate records maintained by it and may not necessarily be indicative of the condition that would have existed or the results of operations if the N.A. Distribution Business had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from head office items applicable to Rich City as a whole.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rich City's N.A. Distribution Business as of March 31, 1996 and the Company as of March 31, 1997 and the results of the operations and cash flows of Rich City's N.A. Distribution Business for each of two years in the period ended March 31, 1996 and of the Company for the year ended March 31, 1997 in conformity with accounting principles generally accepted in the United States of America.



Deloitte Touche Tohmatsu
Hong Kong
May 27, 1997

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                                    BALANCE SHEETS


                                                               Rich City's
                                                                   N.A.
                                                               Distribution   Leading Edge
                                                                 Business       March 31,
                                                              March 31, 1996      1997
                                                                Carved out*      Actual

                                               ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .       $   35,002    $ 4,734,139
  Accounts receivable, net of allowance for doubtful
    accounts - 1996, $5,944; 1997, $Nil. . . . . . . . . .          192,199      4,749,130
  Bills receivable (Note 5). . . . . . . . . . . . . . . .          169,516      1,245,449
  Inventories (Note 6) . . . . . . . . . . . . . . . . . .             -           748,524
  Advances to head office (Note 7) . . . . . . . . . . . .        1,151,836           -
  Deposits paid to holding company (Note 8). . . . . . . .             -         2,111,506
  Prepaid expenses and other current assets. . . . . . . .           54,832         53,366
                                                                 ----------    -----------
    Total current assets . . . . . . . . . . . . . . . . .       $1,603,385     13,642,114
  Property, plant and equipment, net of accumulated
    depreciation - 1996, $56,978; 1997, $22,490 (Note 9) .          193,295        273,734
                                                                 ----------    -----------
    Total assets     . . . . . . . . . . . . . . . . . . .       $1,796,680    $13,915,848
                                                                 ----------    -----------
                      LIABILITIES AND DIVISION/SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable to a related party/holding company
    (Note 15a)       . . . . . . . . . . . . . . . . . . .       $1,655,308      2,995,690
  Bills payable (Note 5) . . . . . . . . . . . . . . . . .             -           220,906
  Accrued liabilities. . . . . . . . . . . . . . . . . . .          141,372        165,274
  Capital lease obligations (Note 10). . . . . . . . . . .             -             1,057
  Income taxes payable (Note 11) . . . . . . . . . . . . .             -         1,342,224
                                                                 ----------    -----------
    Total current liabilities. . . . . . . . . . . . . . .        1,796,680      4,725,151
                                                                 ----------    -----------
Long term liabilities:
  Capital lease obligations (Note 10). . . . . . . . . . .             -             4,789
                                                                 ----------    -----------
    Total long term liabilities. . . . . . . . . . . . . .             -             4,789
                                                                 ----------    -----------
Commitments and contingencies (Note 17)
Division/shareholders' equity:
  Preferred stock, $0.01 par value
  - authorized 5,000,000 shares, no shares issued or
      outstanding    . . . . . . . . . . . . . . . . . . .             -              -
  Common stock, 1997, $0.01 par value
  - authorized 5,000,000 shares, issued and outstanding
      3,312,500 shares . . . . . . . . . . . . . . . . . .             -            33,125
  Additional paid-in capital . . . . . . . . . . . . . . .             -         7,061,700
  Retained earnings  . . . . . . . . . . . . . . . . . . .             -         2,091,083
                                                                 ----------    -----------
    Total division/shareholders' equity. . . . . . . . . .             -         9,185,908
                                                                 ----------    -----------
    Total liabilities and division/shareholders' equity. .       $1,796,680     13,915,848
                                                                 ----------    -----------

                      See accompanying notes to financial statements

* Assets and liabilities of the N.A. Distribution Business as at March 31, 1996 were not transferred to Leading Edge.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                                 STATEMENTS OF INCOME


                                                                       Rich City's
                                                                           N.A.
                                                                       Distribution
                                                                         Business              Leading Edge
                                                                   Year ended March 31,         Year Ended
                                                                  1995              1996       March 31,1997
                                                               Carved out        Carved out       Actual
                                                               ----------        ----------       ------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . .     $6,310,879        $10,987,470    $12,987,263
Cost of sales from a related party/holding
  company. . . . . . . . . . . . . . . . . . . . . . . . .      4,021,908          6,635,318      8,406,548
                                                               ----------        -----------    -----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .      2,288,971          4,352,152      4,580,715
                                                               ----------        -----------    -----------
Selling expenses . . . . . . . . . . . . . . . . . . . . .        263,778            451,327        412,919
General and administrative expenses. . . . . . . . . . . .        543,644            653,283        808,930
                                                               ----------        -----------    -----------
Selling, general and administrative expenses . . . . . . .        807,422          1,104,610      1,221,849
                                                               ----------        -----------    -----------
Operating income . . . . . . . . . . . . . . . . . . . . .      1,481,549          3,247,542      3,358,866
Interest expense . . . . . . . . . . . . . . . . . . . . .        (65,057)           (53,961)        (7,165)
Other income . . . . . . . . . . . . . . . . . . . . . . .         56,416              7,014         81,606
                                                               ----------        -----------    -----------
Income before income taxes . . . . . . . . . . . . . . . .      1,472,908          3,200,595      3,433,307
Income taxes (Note 11) . . . . . . . . . . . . . . . . . .            -                  -        1,342,224
                                                               ----------        -----------    -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . .     $1,472,908        $ 3,200,595    $ 2,091,083
                                                               ----------        -----------    -----------
Net income per share (Note 14) . . . . . . . . . . . . . .        N/A                N/A        $      0.89
                                                               ----------        -----------    -----------


                 See accompanying notes to financial statements

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                                 STATEMENTS OF EQUITY


                                                                                                    Total
                                                                   Additional                     division/
                                              COMMON STOCK          paid-in        Retained     shareholders'
                                           Share       Amount       capital        earnings        equity
                                           -----       ------       -------        --------        ------
Rick City's N.A. Distribution
  Business:
Balance as of April 1, 1994. . . . .           -        $  -        $     -       $     9,799    $     9,799
Net income . . . . . . . . . . . . .           -           -              -         1,472,908      1,472,908
Distribution to Head Office. . . . .           -           -              -        (1,482,707)    (1,482,707)
                                          ---------     -------     ----------    -----------    -----------
Balance as of March 31, 1995 . . . .           -           -              -              -              -
Net income . . . . . . . . . . . . .           -           -              -         3,200,595      3,200,595
Distribution to Head Office. . . . .           -           -              -        (3,200,595)    (3,200,595)
                                          ---------     -------     ----------    -----------    -----------
Balance as of March 31, 1996 . . . .           -        $  -        $     -       $      -       $      -
                                          ---------     -------     ----------    -----------    -----------
Leading Edge:
Balance as of April 1, 1996
  (note 12). . . . . . . . . . . . .      1,875,000     $18,750     $     -       $      -       $    18,750
Contribution by Rich City of
  part of accounts payable to
  Rich City. . . . . . . . . . . . .           -           -           481,250           -           481,250
Issuance of common stock . . . . . .      1,437,500      14,375      6,580,450           -         6,594,825
Net income . . . . . . . . . . . . .           -           -              -         2,091,083      2,091,083
                                          ---------     -------     ----------    -----------    -----------
Balance as of March 31, 1997 . . . .      3,312,500     $33,125     $7,061,700    $ 2,091,083    $ 9,185,908
                                          =========     =======     ==========    ===========    ===========

                               See accompanying notes to financial statements

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                               STATEMENTS OF CASH FLOWS



                                                                       Rich City's
                                                                           N.A.
                                                                       Distribution
                                                                         Business              Leading Edge
                                                                   Year ended March 31,         Year Ended
                                                                  1995              1996       March 31,1997
                                                               Carved out        Carved out       Actual
                                                               ----------        ----------       ------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .    $ 1,472,908       $ 3,200,595    $ 2,091,083
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . .         26,690            31,328         22,490
    Loss on sale of property, plant and
      equipment. . . . . . . . . . . . . . . . . . . . . .         16,937              -              -
    Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . .      3,450,600           (29,877)    (4,749,130)
      Bills receivable . . . . . . . . . . . . . . . . . .       (354,748)          185,232     (1,245,449)
      Inventories. . . . . . . . . . . . . . . . . . . . .           -                 -          (748,524)
      Deposits paid to holding company . . . . . . . . . .           -                 -        (2,111,506)
      Prepaid expenses and other current assets. . . . . .         30,068           (38,109)       (53,366)
      Accounts payable to a related party/holding
        company. . . . . . . . . . . . . . . . . . . . . .       (768,623)        1,054,181      2,995,690
      Bills payable. . . . . . . . . . . . . . . . . . . .           -                 -           220,906
      Accrued liabilities. . . . . . . . . . . . . . . . .          4,193            60,738        165,274
      Income taxes payable . . . . . . . . . . . . . . . .        (33,043)             -         1,342,224
                                                              -----------       -----------    -----------
  Net cash provided by (used in) operating activities. . .      3,844,982         4,464,088     (2,070,308)
                                                              -----------       -----------    -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment. . . . . . . . . . . . . . . . . . . . . . .       (228,240)           (4,401)      (290,126)
  Proceeds from sale of property, plant and
    equipment. . . . . . . . . . . . . . . . . . . . . . .         90,831              -              -
                                                              -----------       -----------    -----------
Net cash used in investing activities. . . . . . . . . . .       (137,409)           (4,401)      (290,126)
                                                              -----------       -----------    -----------
Cash flows from financing activities:
  Distribution to Head Office. . . . . . . . . . . . . . .     (1,482,707)       (3,200,595)          -
  Net repayments to Head Office. . . . . . . . . . . . . .     (2,707,824)       (1,514,220)          -
  Net proceeds from issuance of common stock . . . . . . .           -                 -         7,093,325
  Payment of capital lease obligations . . . . . . . . . .           -                 -              (252)
                                                              -----------       -----------    -----------
Net cash (used in) provided by financing activities. . . .     (4,190,531)       (4,714,815)     7,093,073
                                                              -----------       -----------    -----------
Net (decrease) increase in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . . . . .       (482,958)         (255,128)     4,732,639
Cash and cash equivalents at beginning of
  year . . . . . . . . . . . . . . . . . . . . . . . . . .        773,088           290,130          1,500
                                                              -----------       -----------    -----------
Cash and cash equivalents at end of year . . . . . . . . .    $   290,130       $    35,002     $4,734,139
                                                              -----------       -----------    -----------
Supplemental disclosures of cash flow
  information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . .    $    65,057       $    53,961     $    6,566
  Income taxes paid. . . . . . . . . . . . . . . . . . . .         33,043              -              -


                              See accompanying notes to financial statements

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS





NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

     Leading Edge Packaging, Inc. (the "Company") was incorporated in Delaware on December 15, 1995. The Company is a subsidiary of Rich City International Packaging Limited ("Rich City") and became the successor to Rich City's North American distribution business effective from April 1, 1996, under an Assignment and Distribution agreement signed on September 23, 1996.

2.   ASSIGNMENT AND DISTRIBUTION AGREEMENT

     On September 23, 1996, an Assignment and Distribution agreement ("Agreement") was signed between Rich City and the Company. Under the Agreement, the Company is designated as an exclusive distributor for Rich City to market, distribute, sell, warehouse and subassemble, where necessary, Rich City's packaging products in North America. The term of the agreement is for 10 years from the date of agreement and is automatically renewed for successive additional one year periods except upon early termination by both parties. The Company will purchase packaging products from Rich City at a 6% to 8% mark up over the manufacturing costs, which comprise material costs, labor cost and overheads. As a condition to Rich City's acceptance of any product order from the Company, the Company shall advance to Rich City an amount equal to the estimated average costs of materials for the products that the Company has ordered.

     Under the term of the Agreement, for the year ending December 31, 1998, and for each subsequent year thereafter the exclusive distribution basis will be converted to a non-exclusive basis if the Company's annual gross sales rate of increase is less than the cost of living increase computed from the Consumer Price Index. In addition, the Company is also obligated to pay to Rich City a royalty of $2,000,000 in one or more installments. The amount of each installment is calculated using a formula which relates to the Company's net sales and earnings before taxes, commencing from the year ending March 31, 1999. No installment will need to be paid if both the Company's earnings before taxes is lower than $3,000,000 and net sales for
     the fiscal year are less than $25,000,000.   In the event that the Company
     fails to make the installment payments in accordance with terms under the Agreement, the exclusive distribution basis will be converted to a non-exclusive basis.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


3.   BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

     Rich City International Packaging Limited ("Rich City" or "Head Office") is a wholly owned subsidiary of Chung Hwa Development Holdings Limited ("Chung Hwa"), a Hong Kong listed company. Rich City is engaged in the sale and distribution, design and warehousing of packaging products. Effective April 1, 1996, Rich City assigned all its North American sales and the exclusive rights to carry on the North American distribution business of Rich City ("N.A. Distribution Business") to the Company.

     During the two years ended March 31, 1996, it has been the policy of the N.A. Distribution Business to transfer its cash earned to Rich City to finance the operations and working capital requirements of the manufacturing and other activities of Chung Hwa and its subsidiaries ("Chung Hwa Group").

     The N.A. Distribution Business, which operates in a single industry segment, is engaged in the sale and distribution of packaging products in North America.

     The financial statements of the N.A. Distribution Business for each of the two years in the period ended March 31, 1996, have been prepared on the "Carved Out Basis" as if the N.A. Distribution Business had been in existence and operating independently prior to the Assignment and Distribution agreement referred to in Note 2 to the financial statements between Rich City and the Company, which became effective on April 1, 1996. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), which do not differ significantly from those used in the statutory accounts of Rich City.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Carved Out Basis is as follows:

     (a)  Assets:

          Property, plant and equipment, accounts receivable, bills receivable, prepaid expenses and other current assets specifically relating to the N.A. Distribution Business have been identified and presented in the financial statements.

          Cash and cash equivalents presented in the financial statements represent the balance of the cash not transferred to Rich City's account.

          The N. A. Distribution Business did not maintain any inventory during the two years ended March 31, 1996 as purchases were made against specific customer orders and title passed to customers at the same time as the N.A. Distribution Business acquired the product.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


3.   BASIS OF PRESENTATION OF FINANCIAL STATEMENTS - continued

     (b)  Current liabilities:

          Accounts payable to a related party represents the trade payable to Breakspear Limited, a fellow subsidiary of Rich City and its sole supplier. Breakspear Limited is part of the Chung Hwa Group. The trade payable balance at each year end date represents outstanding invoices for the 60 days prior to each year end in accordance with Rich City's payment terms to Breakspear Limited of net 60 days.

          Accrued liabilities specifically relating to the N.A. Distribution Business have been identified and presented in the financial statements.

     (c)  Income and expenses

          Sales and cost of sales for the N.A. Distribution Business have been identified and presented in the financial statements. The financial effect of the Assignment and Distribution agreement referred to in
          Note 2 has not been included in the carved out results.

          Selling, general and administrative, interest and taxation expenses relating to the N.A. Distribution Business are accounted for either on an actual basis or estimated with reference to the circumstances of the business based on methods that management of Rich City believes to be reasonable. Common expenses which amounted to $148,282 and $172,751 in the years ended March 31, 1995 and 1996, respectively, were allocated with reference to the ratio of transactions made or the floor area used as appropriate.

     (d)  Distribution to Head Office

          Distributions made to Rich City for the years ended March 31, 1995 and 1996 were $1,482,707 and $3,200,595, respectively, and resulted in the distribution of the entire equity balance each year.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificate of deposits with an original maturity of three months or less.

          FACTORED RECEIVABLES - Transfers of receivables with recourse are recognized as sales when the future economic benefits embodied in the receivable are surrendered because the N.A. Distribution Business' future obligation under the recourse provisions can be reasonably estimated and there are no repurchase terms except under the recourse provisions.

          The difference between the receivable transferred and the cash received is recognized as a loss in the period it occurs.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives using the straight line method, at the following rates per annum:

     Furniture, fixtures and equipment  10% - 33 1/3%
     Leasehold improvements             10% - 20% or over the terms of the
                                          respective leases whichever is shorter

     LEASED ASSETS - Leases that transfer substantially all the rewards and risks of ownership of assets to the Company are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalized at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in property, plant and equipment and are depreciated over their estimated useful lives.

     INVENTORIES - Inventories held for resale are stated at the lower of cost, determined by the first-in, first-out method, or value determined by the market. Cost represents supplier cost for delivery at the designated location and duty.

     NET SALES - Net sales represent the invoiced value of products sold less discounts and returns. Sales are recognized when products are shipped to customers or when title passes, if later.

     INCOME TAXES - The Company has adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax balances.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     FOREIGN CURRENCY TRANSLATION - The financial statements of the N.A. Distribution Business and the Company have been presented in U.S. dollars.

     The functional currency of the N.A. Distribution Business was the Hong Kong dollar. Transactions and assets and liabilities denominated in Hong Kong dollars were translated to the U.S. dollar at HK$7.80 to $1.00, which approximated the market rate at all periods presented.

     All transactions in currencies other than the functional currency during the two years in the period ended March 31, 1996 were translated at the exchange rates prevailing on the transaction dates. Related accounts payable or receivable existing at such balance sheet dates denominated in currencies other than the functional currencies were translated at period end rates. Gains and losses, which were immaterial for all periods presented, resulting from the translation of foreign currency transactions and balances were included in the income statements.

     The financial statements of the Company are prepared in United States dollars because this is the currency of the primary economic environment in which the Company operates. Monetary assets and liabilities denominated in foreign currencies are translated at year end exchange rates, while foreign currency transactions are translated at average exchange rates during the year. Gains or losses from foreign currency transactions are included in other income.

     EMPLOYEE BENEFITS - Contributions payable to the N.A. Distribution Business defined contribution retirement benefit scheme are expensed as incurred. The N.A. Distribution Business did not provide any other post retirement benefits and post employment benefits, if any, are not material. The Company does not provide any post retirement benefits and post employment benefits, if any, are not material.


5.   BILLS RECEIVABLE AND PAYABLE

     Bills receivable and payable represent accounts receivable and payable in the form of bills of exchange, whose acceptances and settlements are handled by banks.

     During each of the years ended March 31, 1995 and 1996, the N.A. Distribution Business had factored gross bills receivable of $3,811,936 and $3,250,463, respectively, with financial institutions with recourse to the N.A. Distribution Business. The net proceeds after discounts during each of these years amounted to $3,748,403 and $3,197,771, respectively. There were no repurchase terms except for the recourse under the terms of the factoring agreement in the event of customer default.

     The amount of the factored bills receivable of the N.A. Distribution Business which remained outstanding at March 31, 1996 was $1,074,008. These receivables were all collected by the financial institutions in the following year. At March 31, 1997, bills receivable of $836,552 were provided as collateral for banking facilities providing to Rich City.

     For the year ended March 31, 1997, the Company did not factor any bills receivable with financial institutions.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


6.   INVENTORIES

     From April 1, 1996, the Company maintained inventories for distribution to customers in the United States. The inventories represent finished goods held for resale.


7.   ADVANCES (FROM) TO HEAD OFFICE

                                                         Rich City's
                                                             N.A.
                                                         Distribution
                                                           Business
                                                        March 31, 1996
                                                          Carved out
                                                          ----------
                                                                Monthly average
                                                                 balance during
                                                     Amount         the year
                                                     ------         --------
     Advances (from) to Rich City:
       Balance as of April 1, 1994. . . . . . .   $(3,070,208)
       Advances from Head Office. . . . . . . .    (1,067,921)
       Repayments to Head Office  . . . . . . .     3,924,027
       Common expense allocations . . . . . . .      (148,282)     $ (430,412)
                                                   ----------      ==========
       Balance as of March 31, 1995 . . . . . .      (362,384)
       Advances from Head Office. . . . . . . .    (1,735,761)
       Repayments to Head Office. . . . . . . .     3,422,732
       Common expenses allocations. . . . . . .      (172,751)
                                                   ----------
       Balance as of March 31, 1996 . . . . . .    $1,151,836      $1,542,610
                                                   ==========      ==========

     Advances from and to Rich City were made on an interest free basis.


8.   DEPOSITS PAID TO HOLDING COMPANY

     The amount represents deposits paid to Rich City for purchase orders placed by the Company.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


9.   PROPERTY, PLANT AND EQUIPMENT


                                                               Rich City's
                                                                   N.A.
                                                               Distribution     Leading Edge
                                                                 Business         March 31,
                                                              March 31, 1996        1997
                                                                Carved out         Actual
                                                                ----------         ------
     Property, plant and equipment consists of the following:

     Furniture, fixtures and equipment. . . . . . . . . .        $147,988         $279,886
     Leasehold improvements . . . . . . . . . . . . . . .         102,285           16,338
                                                                 --------         --------
     Total. . . . . . . . . . . . . . . . . . . . . . . .         250,273          296,224
     Less: Accumulated depreciation . . . . . . . . . . .         (56,978)         (22,490)
                                                                 --------         --------
     Net book value . . . . . . . . . . . . . . . . . . .        $193,295         $273,734
                                                                 ========         ========

     Included in property, plant and equipment of the Company is an asset acquired under a capital lease with the following net book value:
                                                                   Leading Edge
                                                                  March 31, 1997
                                                                  --------------
     At cost:

     Furniture, fixtures and equipment. . . . . . . . . . . . .       $7,599
     Less: Accumulated depreciation . . . . . . . . . . . . . .         (380)
                                                                      ------
                                                                      $7,219
                                                                      ------

     Depreciation charges of the Company in respect of property, plant and equipment held under a capital lease for the year ended March 31, 1997 amounted to $380.

     Rich City's N.A. Distribution Business did not have any assets held under capital leases.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


10.  CAPITAL LEASE OBLIGATIONS

     Capital lease obligations bear fixed interest of 7.861% per annum and are payable monthly to 2001. As of March 31, 1997, the outstanding balance in respect of capital lease obligations was $5,846.

     The capital lease obligations maturing during each of the years in the year period subsequent to the balance sheet dates are:

     Year ending March 31,
     1998 . . . . . . . . . . . . . . . . . . . . .   $ 1,479
     1999 . . . . . . . . . . . . . . . . . . . . .     1,479
     2000 . . . . . . . . . . . . . . . . . . . . .     1,479
     2001 . . . . . . . . . . . . . . . . . . . . .     1,479
     2002 . . . . . . . . . . . . . . . . . . . . .     1,108
                                                      -------
     Total minimum lease payments . . . . . . . . .     7,024
     Less: Amount representing interest . . . . . .    (1,178)
                                                      -------
     Present value of minimum lease payments. . . .     5,846
     Less: current portion. . . . . . . . . . . . .    (1,057)
                                                      -------
     Long term portion. . . . . . . . . . . . . . .   $ 4,789
                                                      =======


11.  INCOME TAXES

     Rich City is subject to Hong Kong taxation on its activities conducted in Hong Kong. During the two years ended March 31, 1996, Rich City's manufacturing operations were outside Hong Kong and the majority of income was not subject to tax in Hong Kong or in other jurisdictions. During the year ended March 31, 1997, all revenues were derived from the Company's U.S. operations and the Company was subject to the income tax in the United States and income tax expense has been computed using a rate of 38% for U.S. Federal and State income taxes.

     The provision for income taxes attributable to the N.A. Distribution Business and the Company consists of the following:

                                      Rich City's N.A.     Leading Edge
                                    Distribution Business   Year ended
                                     Year ended March 31,    March 31,
                                       1995       1996         1997
                                       ----       ----         ----
     Current
       Hong Kong. . . . . . . . . .   $   -      $   -      $      -
       U.S. Federal . . . . . . . .       -          -       1,130,324
       U.S. State . . . . . . . . .       -          -         211,900
                                      -------    -------    ----------
                                      $   -      $   -      $1,342,224
                                      -------    -------    ----------

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


11.  INCOME TAXES - continued

     A reconciliation between the provision for income taxes computed by applying statutory tax rate in Hong Kong for 1995 and 1996 and in United States for 1997 to income before taxes and the actual provision for income taxes is as follows:
                                      Rich City's N.A.     Leading Edge
                                    Distribution Business   Year ended
                                     Year ended March 31,    March 31,
                                       1995       1996         1997
                                       ----       ----         ----

     Statutory tax rate. . . . . .     16.5%     16.5%           38%
     Income not subject to taxation   (16.5)    (16.5)           -
                                      -----     -----            --
     Effective rate                     -  %      -  %           38%
                                      =====     =====            ==

     There were no significant temporary differences during the years ended March 31, 1995, 1996 and 1997 and at the balance sheet dates.


12.  CAPITAL STOCK

     The Company was incorporated with an authorized capital of 1,500 common shares of no par value which was increased on September 13, 1996 in contemplation of the public offering to 5,000,000 common shares of $0.01 par value per share and 5,000,000 preferred shares of $0.01 par value per share. In addition, each issued ordinary share of common stock of no par value was split into 1,250 ordinary shares of common stock of $0.01 par value per share. The new capital structure is reflected in the Company's financial statements from April 1, 1996 and earnings per share has been computed using the revised equity structure. On December 2, 1996, the Company issued 1,437,500 shares in a public offering.

     In connection with this offering, the Company has agreed to issue and sell to the Underwriter and/or its designees, at the closing of the proposed underwriting, for nominal consideration, five year Underwriter's Warrants (the "Underwriter's Warrants") to purchase 125,000 shares of common stock. The Underwriter's Warrants are exercisable at a price of $8.40 per share of common stock at any time during a period of four years commencing one year from the date of December 2, 1996 and are restricted from sale, transfer, assignment or hypothecation for a period of twelve months from the date hereof, except to officers of the Underwriter. The Underwriter's Warrants contain anti-dilution provisions providing for adjusting of the number of shares of common stock and exercise price under certain circumstances. The Underwriter's Warrants grant to the holders thereof and to the holders of the underlying securities certain rights of registration of the securities underlying the Underwriter's Warrants. The fair value of the Underwriter's Warrants is not material.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


13.  INCENTIVE STOCK OPTION PLAN

     During the year, the Company established the 1996 Incentive Stock Option Plan (the "Plan"). Options under the Plan may be granted to directors and officers of the Company permitting the purchase in the aggregate of not more than 312,500 shares of the Company's common stock, par value, $0.01 per share ("Common Stock"). On December 11, 1996, options (the "1996 Options") to purchase up to 250,000 shares of Common Stock in the aggregate were granted to officers and directors of the Company. One-third of the 1996 Options become exercisable after each of 12 months, 30 months and 60 months, respectively. The stock options granted under this Plan are intended to qualify as incentive stock options within the meaning of
     Section 422 of the Internal Revenue Code of 1986, as amended. The per share option price of the Common Stock subject to each of the 1996 options was $7.15, which was equal to one hundred ten percent (110%) of the fair market value of a share of Common Stock on the date that the options were granted. Shares of Common Stock issued in exchange for options under the Plan will be restricted against resale as necessary to qualify for exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), unless and until the Company deems it appropriate to register such shares under the Securities Act. No options were exercised during the year.

     The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to account for stock options granted under the plan. If the fair value method specified in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" had been used, net income and earnings per share for the year ended March 31, 1997 would have been as follows:

     Net income                                  $2,055,973
                                                 ==========
     Earnings per share                               $0.88
                                                 ==========

     The fair value of options granted during the year was estimated as $197,500 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate - 5.87%; expected life of options - 3 years; expected volatility - 15.5%; expected dividend yield - Nil.


14.  EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of shares of common stock outstanding during the year ended March 31, 1997 was approximately 2,347,603.

     Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the year ended March 31, 1997.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


15.  RELATED PARTY TRANSACTIONS

     (a) The Company purchases packaging products from Breakspear Limited, a related party, through Rich City; previously Breakspear Limited was the sole supplier for packaging products to Rich City.

          Account payable to Breakspear Limited and Rich City at March 31, 1996 and 1997 were $1,655,308 and $2,995,690, respectively. Total purchases by the N.A. Distribution Business from Breakspear Limited during the years ended March 31, 1995 and 1996 were $4,021,908 and $6,635,318, respectively. Total purchases by the Company from Rich City during the year ended March 31, 1997 were $9,155,072.

     (b) During the year ended March 31, 1996, the N.A. Distribution Business paid rental expense of $36,377 to Circle Round Limited, a fellow subsidiary of Rich City.


16.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Customers accounting for 10% or more of total net sales for each of the three years in the period ended March 31, 1995, 1996 and 1997 are detailed as follows:

                                         Rich City's N.A.
                                       Distribution Business    Leading Edge
                                        1995           1996         1997

     Customer A. . . . . . . . . . .    19.2%            -            -
     Customer B. . . . . . . . . . .    38.8%         26.6%        20.7%
     Customer C. . . . . . . . . . .     4.4%         13.9%        17.8%
     Customer D. . . . . . . . . . .     3.9%         12.1%         7.3%

     Details of the accounts receivable from the five customers with the largest receivable balances at March 31, 1995 and 1996 for Rich City's N.A. Distribution Business and at March 31, 1997 for Leading Edge are as follows:
                                             Percentage of accounts
                                           receivable as at March 31,
                                           1995       1996       1997

     Five largest receivable balances. .   88.8%      93.8%      63.4%

     Bad debt expense was $1,407 and $924 for Rich City's N.A. Distribution Business for the year ended March 31, 1995 and 1996, respectively, and $Nil for the Company for the year ended March 31, 1997.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


17.  COMMITMENTS AND CONTINGENCIES

     (a) At March 31, 1996, the N.A. Distribution Business had factored gross bills receivable of $1,074,008 at a discount of $14,477 with banks with recourse.

          The N.A. Distribution Business leased premises under various operating leases which did not contain any renewal and escalation clauses. Rental expense under operating leases was $52,688 and $57,876 for the years ended March 31, 1995 and 1996, respectively.

     (b) At March 31, 1997, bills receivable of $836,552 were provided by the Company as collateral for banking facilities providing to Rich City.

          Leading Edge leases premises and equipment under various operating leases which do not contain any renewal and escalation clauses. Rental expense under operating leases was $109,089 for the year ended March 31, 1997.

          As at March 31, 1997, Leading Edge had no capital commitments but was obligated under operating leases requiring minimum rentals as follows:

          Year ending March 31,

          1998 . . . . . . . . . . . . . . . . . . . . .   $  268,525
          1999 . . . . . . . . . . . . . . . . . . . . .      262,026
          2000 . . . . . . . . . . . . . . . . . . . . .      254,342
          2001 . . . . . . . . . . . . . . . . . . . . .      245,274
          2002 . . . . . . . . . . . . . . . . . . . . .      127,733
                                                           ----------
          Total minimum lease payments . . . . . . . . .   $1,157,900
                                                           ==========


18.  RETIREMENT PLAN

     The Company has not established any retirement plan and provides no retirement benefits to its employees. Rich City had established a defined contribution retirement plan covering substantially all employees in Hong Kong. Under this plan, eligible employees may contribute amounts through payroll deductions which are equal to 5% of individual salary, supplemented by employer contributions at 5% of individual salary, for investment in various funds established by the plan. The expense, net of forfeited contributions, related to this plan applicable to the carved out business was $3,653 and $3,178 for the years ended March 31, 1995 and 1996, respectively.

               LEADING EDGE PACKAGING, INC. AND RICH CITY INTERNATIONAL PACKAGING LIMITED - NORTH AMERICAN DISTRIBUTION BUSINESS

                            NOTES TO FINANCIAL STATEMENTS


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts of cash, accounts receivable, bills receivable, advances to head office, accounts payable and bills payable are short term in nature and therefore reflect their fair value. All the financial instruments are for trade purposes.


20.  SEGMENT INFORMATION

     The Company operates in a single industry segment which is the sale and distribution of packaging products in North America.


21.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                               June 30   September 30   December 31    March 31
                                               -------   ------------   -----------    --------
                                                $'000        $'000         $'000        $'000
     Fiscal 1997 (Leading Edge)
     -----------

     Net sales. . . . . . . . . . . . . .       2,505        3,047         3,695        3,740
     Gross profit . . . . . . . . . . . .         808        1,007         1,151        1,615
     Net income . . . . . . . . . . . . .         451          504           510          626
     Net income per share . . . . . . . .        0.24         0.26          0.21         0.18

     Fiscal 1996
     -----------
     (Rich City's N.A. Distribution Business)

     Net sales . . . . . . . . . . . . .        2,239        2,971         3,112        2,665
     Gross profit. . . . . . . . . . . .          875        1,204         1,089        1,184
     Net income. . . . . . . . . . . . .          616          901           794          889
     Net income per share. . . . . . . .          N/A          N/A           N/A          N/A

     Common Share Price
     ------------------

     1997 Quarter                                                High          Low
     ------------

     Fourth. . . . . . . . . . . . . . .                          7             5
     Third . . . . . . . . . . . . . . .                          7             6 1/4

     Prior to the Company's initial public offering of common stock, which commenced on December 2, 1996, there was no public market for the Company's ordinary shares. The initial offering price was $6. On March 31, 1997, the closing price was $5 13/32. The Company has not declared any dividends.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

Incorporated by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

         The following documents are being filed as a part of this report:

(a) (1)  Financial Statements.

    (2)  Financial Statement Schedules.

              All other schedules are omitted since the required information is either not present or not present in amounts sufficient to require submission of the schedule.


    (3) Certificate of Incorporation, as amended, is hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

         Amended and Restated By-laws are hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

         Specimen Certificate for Shares of Common Stock is hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

         Representative's Warrant Agreement and Certificate are hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

         1996 Incentive Stock Option Plan is hereby incorporated by reference to Amendment No. 1 to the Company's Registration Statement, which was filed with the SEC on October 10, 1996.

         Assignment and Distribution Agreement is hereby incorporated by reference to the Company's Registration Statement, which was filed with SEC on September 27, 1997.

         Employment Agreements between the Company and each of Lip-Boon Saw, Peter Yu-Siu Chu, Dan Ben-Moshe and Casey K. Tjang are incorporated by reference to the Company's Registration Statement, which was filed with SEC on September 27, 1997.

         Leases between the Company and each of Empire State Building Company and Center Realty, L.P. are incorporated by reference to the Company's Registration Statement, which was filed with SEC on September 27, 1997.

         The Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1996 is hereby incorporated by reference.

(b) No reports on Form 8-K have been filed during of the last quarter of the fiscal year covered by this report on Form 10-K.

(c) See Item 14(a)(3), above.

(d) Not applicable.

                                 S I G N A T U R E S
                                 -------------------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEADING EDGE PACKAGING, INC.

                                   By:  /s/Lip-Boon Saw
                                        ---------------
Date:  June 27, 1997                    Lip-Boon Saw
                                        Chairman and
                                        Chief Executive Officer

    Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                    Date
---------               -----                    ----

/s/Lip-Boon Saw         Chairman, Chief          June 27, 1997
---------------         Executive Officer
Lip-Boon Saw            and Director

/s/Peter Yu-Siu Chu     President and Chief      June 27, 1997
-------------------     Operating Officer
Peter Yu-Siu Chu

/s/Casey K. Tjang       Chief Financial          June 26, 1997
-----------------       Officer (Principal
Casey K. Tjang          Accounting),
                        Secretary and
                        Director

/s/Dan Ben-Moshe        Vice President of        June 26, 1997
----------------        Marketing and Sales
Dan Ben-Moshe

                        Director
-----------------
Peter L. Coker


                        Director
--------------------
Robert B. Goergen


/s/Richard Fung-Gea Wong Director                June 27, 1997
------------------------
Richard Fung-Gea Wong