Form 10-Q
period 1997-06-30
LEADING EDGE PACKAGING INC
filed 1997-08-11
CIK 1021549

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended:  June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTON 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File No.:  333-12911
                        --------------------------------

                         LEADING EDGE PACKAGING, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                       22-3432883
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES / X /  NO /   /


State the number of shares outstanding of each of the issuer's classes of common stock: As of August 1, 1997, the issuer had 3,312,500 shares of its common stock, par value $.01 per share, outstanding.

                            LEADING EDGE PACKAGING, INC.

                                     FORM 10-Q

                        FOR THE QUARTER ENDED JUNE 30, 1997

                                        INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
         ---------------------                                          --------


Item 1.  Financial Statements

              Condensed Balance Sheets                                     1
              June 30, 1997 and March 31, 1997

              Condensed Statement of Income                                2
              Three Months Ended
              June 30, 1997 and 1996


              Condensed Statement of Cash Flows                            3
              Three Months Ended
              June 30, 1997 and 1996

              Notes to Financial Statements                                4

Item 2.  Management's Discussion and Analysis of                          5-6
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
          -----------------

Item 2.  None                                                              6

Item 5.  Other Information                                                 7

Item 6.  Exhibits and Reports on Form 8-K                                  8


SIGNATURES                                                                 9

                            LEADING EDGE PACKAGING, INC.
                              CONDENSED BALANCE SHEET
                                    (UNAUDITED)
                       (In thousands, except per share data)


                                                 June 30,            March 31,
                                                   1997                1997
                                                 --------            ---------
                     ASSETS

CURRENT ASSETS
Cash & cash equivalents                          $  2,986            $  4,734
Accounts receivable                                 1,283               4,749
Bills receivable (Note 2)                           1,772               1,245
Inventories (Note 3)                                1,523                 749
Deposits to related party/holding co.               1,224               2,112
Receivables from a related party/holding co.        2,080                   -
Prepaid expenses                                       51                  53
                                                 --------            --------
                   Total Current Assets          $ 10,919            $ 13,642
Property and equipment
    Net of accumulation depreciation                  264                 274
                                                 --------            --------
TOTAL ASSETS                                     $ 11,183            $ 13,916
                                                 --------            --------
                                                 --------            --------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable to related party/holding co.   $      -               2,996
 Bills payable                                        240                 221
 Income taxes payable                               1,263               1,342
 Accrued liabilities                                   24                 165
                                                 --------            --------
                   Total Current Liabilities     $  1,527            $  4,724
                                                 --------            --------

LONG TERM LIABILITIES
 Capital lease obligations                              5                   6
                                                 --------            --------

SHAREHOLDERS' EQUITY
 Common Stock, par value $0.01 per share,
   Authorized 5,000,000 shares,
   Issued and outstanding
   3,312,500 shares in 1997                            33                  33
   and 1,875,000 shares in 1996.
 Additional paid in capital                         7,062               7,062
 Retained earnings                                  2,556               2,091
                                                 --------            --------
                   Total Shareholders' Equity    $  9,651            $  9,186
                                                 --------            --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $ 11,183            $ 13,916
                                                 --------            --------
                                                 --------            --------

             See Accompanying Notes to  (Unaudited) Financial Statements

                            LEADING EDGE PACKAGING, INC.
                           CONDENSED STATEMENT OF INCOME
                                    (UNAUDITED)
                       (In thousands, except per share data)

                                                      Three Months Ended
                                                           June 30,
                                                 --------------------------
                                                 1997                  1996
                                                 ----                  ----

Net Sales                                      $2,751                $2,505

Cost of goods sold                              1,610                 1,697
                                            ---------             ---------

Gross profit                                    1,141                   808

Selling, general and administrative
   expenses                                       429                    81
                                            ---------             ---------

Operating income                                  712                   727

Other income
    Interest, net of interest expense              38                     -
                                            ---------             ---------

Income before income taxes                        750                   727

Provision for income taxes                        285                   276
                                            ---------             ---------

Net income                                     $  465                $  451
                                            ---------             ---------
                                            ---------             ---------

Net income per share primary
    and fully diluted                           $0.14                 $0.24
                                            ---------             ---------
                                            ---------             ---------

Weighted average of
   shares outstanding                       3,312,500             1,875,000
                                            ---------             ---------
                                            ---------             ---------

Net income per share
    fully diluted                               $0.14                 $0.14
                                            ---------             ---------
                                            ---------             ---------

Total shares outstanding                    3,312,500             3,312,500
                                            ---------             ---------
                                            ---------             ---------

              See accompanying Notes to (Unaudited) Financial statements

                            LEADING EDGE PACKAGING, INC.
                         CONDENSED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                                   (In thousands)

                                                          Three Months Ended
                                                               June 30,
                                                     --------------------------
                                                     1997                  1996
                                                     ----                  ----

Cash flows from operating activities:
 Net income                                      $    465              $    451
   Adjustment to reconcile net income to net
      Cash provided by operating activities:
         Depreciation and amortization                 18                     -
   Net  (decrease) in cash due to
      Changes in current assets and
       liabilities                                 (2,223)                 (412)
                                                 --------              --------
 Net cash provided by (used in) operating
   activities                                    $ (1,740)             $     39
                                                 --------              --------
Cash flows from investing activities:
   Purchase of property and equipment                  (8)                    -
                                                 --------              --------
Net cash (used in) investing activities                (8)                    -
                                                 --------              --------

Net increase (decrease) in cash and cash
   equivalents                                   $ (1,748)             $     39

Cash and cash equivalents at beginning of
   period                                           4,734                     1
                                                 --------              --------
Cash and cash equivalents at end of period       $  2,986              $     40
                                                 --------              --------
                                                 --------              --------
Supplemental disclosure of cash flow
 information:
     Interest paid                               $      4              $      -
                                                 --------              --------
                                                 --------              --------
     Taxes paid                                  $    364              $      -
                                                 --------              --------
                                                 --------              --------
Supplemental disclosure of non-cash financing
   activities
   Contribution of additional
   paid in capital by a reduction of
   account payables                              $      -              $    481
                                                 --------              --------
                                                 --------              --------

              See Accompanying Notes to (Unaudited) Financial Statement

                            LEADING EDGE PACKAGING, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   June 30, 1997
                                    (UNAUDITED)

Note 1.  Basis of Presentation
         ---------------------

    The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of March 31, 1997 and June 30, 1996 for the three-month period then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

    The results of operations for the three-month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1997.

Note 2   Bills Receivable
         ----------------

    Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

    At June 30, 1997, the Company had not factored any bills receivable or accounts receivable with financial institutions.

Note 3.  Inventories
         -----------

    Effective April 1, 1996, the Company maintains inventories for distribution to customers in the United States. These inventories represent finished goods and semi-finished goods for customization and resale.

                             LEADING EDGE PACKAGING, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

    Certain statements under this item constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II. Item 5(a). Other Information."

    General
    -------

    The Company sells and distributes, in North America, packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, and paper gift boxes and bags, and, to a lesser extent, premium and novelty items. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and a 33,000 square-foot office and warehouse facility in Raritan Center Industrial Park, Edison, New Jersey.

    Results of Operations
    ---------------------

    COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996.

    Net sales for the three months ended June 30, 1997 were approximately $2,751,255, an increase of $245,804 or 9.8% from approximately $2,505,451 for the three months ended June 30, 1996. The increase was primarily due to the new U.S. domestic sales and the addition of new customers.

    Cost of goods sold for the three months ended June 30, 1997 was approximately $1,609,691, a decrease of $87,638 or 5.2% from approximately $1,697,329 for the three months ended June 30, 1996. As a percentage of net sales, cost of goods sold decreased from 67.7% of net sales for the three months ended June 30, 1996 to 58.5% for the three months ended June 30, 1997. The decrease in cost of sales as a percentage of net sales was primarily due to the payment to Rich City International Packaging Limited, the Company's parent and supplier, ("Rich City") of a lower average mark-up of 6.5% of its manufacturing costs. Pursuant to the Distribution Agreement between Rich City and the Company, the Company pays to Rich City a mark-up over the wholesale price of between 6% and 8%, which covers all of Rich City's general and administrative costs to process orders for the Company, including salaries, office space and use of equipment. This decrease in cost of goods sold as a percentage of net sales resulted in the increase in gross profits over the same periods.

    Selling, general and administrative expenses for the three months ended June 30, 1997 were approximately $429,390, an increase of $348,832 from approximately $80,558 for the three months ended June 30, 1996. For the three months ended June 30, 1997, these expenses primarily consisted of salaries, miscellaneous office expenses, additional office equipment, and other expenses in connection with the Company's U.S. domestic operations. In contrast, these expenses for the three months ended

                             LEADING EDGE PACKAGING, INC.


June 30, 1996 reflect the costs incurred to establish facilities in the U.S., which at that time were not fully staffed and operational.

    The Company had net income of approximately $465,392 (or $0.14 per share) for the three months ended June 30, 1997, compared to net income of approximately $451,090 for the three months ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

    During the three months ended June 30, 1997, the Company used approximately $1,747,676 in net cash for its operating activities. This amount primarily consisted of purchases of inventory, salaries, office equipment and operations of warehouse facilities. The Company's working capital increased to approximately $9,392,000 at June 30, 1997 from approximately $951,090 at June 30, 1996, reflecting the major part of cash from the proceeds from the initial public offering. The Company anticipates that the proceeds from the offering, together with cash flows from operating activities and obtaining one or more bank lines of credit will be sufficient to meet its operating expenses into fiscal 1998, including amounts needed to purchase inventory. There can be no assurance, however, that such amounts will be sufficient to cover any unanticipated operating expenses.

    $2,891,450 of the proceeds from the Company's initial public offering are currently invested in money market funds which allow for liquidity with an emphasis on preservation of principal amounts invested. The Company has accepted offers of bank lines of credit totaling $5,500,000 from two banks, First Union National Bank, New Jersey, and Bank Central Asia, New York for trade finance and working capital.

PART II. OTHER INFORMATION


Item 1.         None.

Item 2.         None.

Item 3.         None.

Item 4.         None.

                             LEADING EDGE PACKAGING, INC.

Item 5.  Other Information
         -----------------

    (a)  Forward-Looking Statements

    Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact demand for the Company's packaging products; changes in tax laws and regulations; the ability of the Company to implement its market consolidation strategy and to expand its business in the North American market; and changes in laws and government regulations applicable to the Company.

    (b)  Related Party Transaction

    The Company, through its newly-formed wholly owned subsidiary, LEP Products, Inc, ("LEP Products") has executed a Distribution Agreement, dated July 28, 1997, with HBL, Limited, a Hong Kong Company, to distribute in North America its licensed watches and clocks under the "Hang Ten" trademark. Mr. L.B. Saw, Chairman and Chief Executive Officer of the Company, has a 20% interest in International Distribution Concept, Ltd., a Hong Kong based company, which is a subsidiary of HBL, Limited. Pursuant to the agreement, which has an initial term of two years, LEP Products will be obligated to purchase a minimum of $350,000 worth of products in the first year and $600,000 in the second year. In exchange, HBL will grant LEP Products the exclusive right to distribute watches and clocks manufactured by HBL under the "Hang Ten" brand name in the Territory specified in the Agreement.

                             LEADING EDGE PACKAGING, INC.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.   Exhibits

         10.1 Form of Distribution Agreement, dated July 28, 1997, by and between the Company and HBL, Limited.

         27.       Financial Data Schedule.

         B.   Reports on Form 8-K

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

                             LEADING EDGE PACKAGING, INC.
                             ----------------------------


Dated:  August 8, 1997       By:  /s/ Casey K. Tjang
                                  -------------------------
                                  Casey K. Tjang
                                  Director, Chief Financial Officer and
                                  Secretary

                        Signing on behalf of the registrant as principal accounting officer.