Form 10-Q
period 1997-09-30
LEADING EDGE PACKAGING INC
filed 1997-11-10
CIK 1021549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

            For the quarterly period ended: September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTON 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                         Commission File No.: 333-12911

                          LEADING EDGE PACKAGING, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               22-3432883
      -------------------------------    -------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation  or organization)

 Empire State Building, Suite 3922, 350 Fifth Avenue, New York, New York 10018
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (212) 239-1865
------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

State the number of shares outstanding of each of the issuer's classes of common stock: As of September 30, 1997, the issuer had 3,312,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


PART I. FINANCIAL INFORMATION                                          PAGE NO.
-----------------------------                                          --------
Item 1.Financial Statements

           Condensed Balance Sheets
           September 30, 1997...................................            1

           Condensed Statement of Income
           Three and Six Months Ended
           September 30, 1997 and 1996..........................            2

           Condensed Statement of Cash Flows
           Three and Six Months Ended
           September 30, 1997 and 1996..........................            3

           Notes to Financial Statements........................            4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...........           5-6

Part II. OTHER INFORMATION

Item 2. None....................................................            6

Item 5. Other Information.......................................            7

Item 6. Exhibits and Reports on Form 8-K........................            8

SIGNATURES......................................................            9

                         LEADING EDGE PACKAGING, INC.
                           CONDENSED BALANCE SHEET
                                (UNAUDITED)
                     (In thousands, except per share data)

                                                                     SEPTEMBER 30,
                                                                         1997
                                                                     -------------
                           ASSETS

CURRENT ASSETS
  Cash & cash equivalents.......................................    $   1,679
  Accounts receivable...........................................        2,968
  Bills receivable (Note 2).....................................        1,253
  Inventories (Note 3)..........................................        2,540
  Deposits to related party/holding co..........................          925
  Receivables from a related party/holding co...................        1,649
  Prepaid expenses..............................................          177
                                                                    ---------
                          Total Current
                          Assets................................    $  11,191
Property and equipment
    Net of accumulation depreciation............................          271
                                                                    ---------
  TOTAL ASSETS..................................................    $  11,462
                                                                    ---------
                                                                    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable to related party/holding co..................         611
  Bills payable.................................................         248
  Income taxes payable..........................................         685
                                                                   ---------
                          Total Current Liabilities.............   $   1,544

LONG TERM LIABILITIES
  Capital Lease Obligations.....................................           5
                                                                   ---------
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.01 per share,
   Authorized 5,000,000 shares,
   Issued and outstanding 3,312,500 shares in 1997 and
   1,875,000 shares in 1996.....................................          33
  Additional paid in capital....................................       7,062
  Retained earnings.............................................       2,818
                                                                   ---------
                          Total Shareholders' Equity............   $   9,913
                                                                   ---------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY........................   $  11,462
                                                                   ---------
                                                                   ---------

    See Accompanying Notes to (Unaudited) Financial Statements

                         LEADING EDGE PACKAGING, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (UNAUDITED)
                   (In thousands, except per share data)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                ----------------------  ----------------------
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------
Net Sales.....................................................  $    3,029  $    3,046  $    5,780  $    5,551
Cost of goods sold............................................       2,033       2,039       3,643       3,736
                                                                ----------  ----------  ----------  ----------
Gross profit..................................................         996       1,007       2,137       1,815
Selling, general, and administrative
Expenses......................................................         596         194       1,025         275
                                                                ----------  ----------  ----------  ----------
Operating income..............................................  $      400         813       1,112       1,540
Other income
Interest, net of interest expense.............................          23        -0 -          61        -0 -
                                                                ----------  ----------  ----------  ----------
Income before income taxes....................................         423         813       1,173       1,540
Provision for income taxes....................................         161         309         446         585
                                                                ----------  ----------  ----------  ----------
Net income....................................................  $      262  $      504  $      727         955
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Net income per share primary and fully diluted................  $      .08  $      .27  $      .22  $      .50
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average of
Shares outstanding............................................   3,312,500   1,875,000   3,312,500   1,875,000
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Net income per share fully diluted............................  $      .08  $      .15  $      .22  $      .29
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Total shares outstanding......................................   3,312,500   3,312,500   3,312,500   3,312,500
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
See accompanying Notes to (Unaudited) Financial statements


                            LEADING EDGE PACKAGING, INC.
                          CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (In thousands)

                                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                --------------------  --------------------
                                                                                  1997       1996       1997       1996
                                                                                ---------  ---------  ---------  ---------
Cash flows from operating activities:
 Net Income...................................................................  $     262  $     504  $     727  $     955
 Adjustment to reconcile net income to net
  Cash provided by operating activities:
   Depreciation and amortization..............................................         18          0         36        -0-
 Net(decrease) in cash due to
  Changes in current assets and liabilities...................................     (1,561)      (481)    (3,784)      (893)
                                                                                ---------  ---------  ---------  ---------
 Net cash provided by (used in) operating activities:.........................     (1,281)        23     (3,021)        62
                                                                                ---------  ---------  ---------  ---------
Cash flows from investing activities:
 Purchase of property and equipment...........................................        (25)         0        (33)       (29)
                                                                                ---------  ---------  ---------  ---------
Net cash (used in) investing activities.......................................        (25)         0        (33)       (29)
                                                                                ---------  ---------  ---------  ---------
Cash flows from financing activities: Repayment of capital lease
  obligations.................................................................         (1)         0         (1)         0
Net increase (decrease) in cash and cash equivalents..........................     (1,307)        23     (3,055)        33
Cash and cash equivalents at beginning of period..............................      2,986         12      4,734          2
                                                                                ---------  ---------  ---------  ---------
Cash and cash equivalents at end of period....................................  $   1,679  $      35  $   1,679  $      35
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------
Supplemental disclosure of cash flow information:
 Interest paid
                                                                                        5          0          9       -0 -
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------
 Taxes paid
                                                                                $     376          0  $     740  $    -0 -
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------
Supplemental disclosure of non-cash financing activities:
 Contribution of additional paid in capital by a reduction of account
  payables....................................................................  $    -0-           0  $    -0 -  $    -0 -
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------


    See Accompanying Notes to (Unaudited) Financial Statement

                             LEADING EDGE PACKAGING, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1997
                                     (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of September 30, 1997 and September 30, 1996 for the three and six-month period then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

    The results of operations for the three-month period ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1997.

NOTE 2 BILLS RECEIVABLE

    Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

    At September 30, 1997, the Company had not factored any bills receivable or accounts receivable with financial institutions.

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

    GENERAL

    The Company sells and distributes, in North America, packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, and paper gift boxes and bags, and, to a lesser extent, premium and novelty items. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and two warehouse and distribution facilities of a 33,000 square-foot office and warehouse facility in Raritan Center Industrial Park, Edison, New Jersey and a 22,000 square-foot warehouse and distribution facility in Carteret, New Jersey respectively.

    RESULTS OF OPERATIONS

    Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996.

    Net sales for the three months ended September 30, 1997 were approximately $3,029,282 a decrease of $16,848 or 0.6 % from approximately $3,046,130 for the three months ended September 30, 1996. The sluggishness of U.S. domestic jewelry sales in general and the late start of the Company's tele-marketing operations in New Jersey were largely responsible for the second quarter's lack of sales growth.

    Cost of goods sold for the three months ended September 30, 1997 was approximately $2,033,201 a decrease of $5,873 or 0.3 % from approximately $2,039,074 for the three months ended September 30, 1996. As a percentage of net sales, cost of goods sold for the three months ended September 30, 1996 and for the three months ended September 30, 1997 remained unchanged. Pursuant to the Distribution Agreement between Rich City and the Company, the Company pays to Rich City a mark-up over the wholesale price of between 6 and 8%, which covers all of Rich City's general and administrative costs to process orders for the Company, including salaries, office space and use of equipment.

    Selling, general and administrative expenses for the three months ended September 30, 1997 were approximately $596,494 an increase of $402,331 from approximately $194,163 for the three months ended September 30, 1996. For the three months ended September 30, 1997, these expenses primarily consisted of adding personnel for tele-marketing and promotional expenses, including among other things participation at various trade shows both in the United States and overseas, and advertisement in national trade magazines. In contrast, these

                            LEADING EDGE PACKAGING,INC.

expenses for the three months ended September 30, 1996 reflect the costs incurred to establish facilities in the U.S., which , at the time, were not fully staffed and operational.

    The Company had net income of approximately $262,000 (or $.08 per share on a fully diluted basis) for the three months ended September 30, 1997, compared to net income of approximately $504,000 (or $.15 per share on a fully diluted basis) for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended September 30, 1997, the Company used approximately $1,307,000 in net cash for its operating activities. This amount primarily consisted of purchases of inventory, salaries, office equipment and operations of warehouse facilities. The Company's working capital increased to approximately $9,662,000 at September 30, 1997 from approximately $9,392,000 at September 30, 1996, reflecting the major part of cash from the proceeds from the initial public offering. The Company anticipates that the proceeds from the offering, together with cash flows from operating activities and utilizing a bank line of credit will be sufficient to meet its operating expenses into fiscal 1998, including amounts needed to purchase inventory. There can be no assurance, however, that such amounts will be sufficient to cover any unanticipated operating expenses.

    $1,679,000 of the proceeds from the Company's initial public offering are currently invested in money market funds which allow for liquidity with an emphasis on preservation of principal amounts invested. The Company has obtained a bank line of credit totaling $5,000,000 from First Union National Bank, New Jersey for trade finance and working capital.

PART II.  OTHER INFORMATION

Item 1.       None
Item 2.       None
Item 3.       None
Item 4.       None

                              LEADING EDGE PACKAGING, INC.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits
           27. Financial Data Schedule

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

                              LEADING EDGE PACKAGING, INC.
                              ----------------------------


DATED: NOVEMBER 10, 1997         By: /s/ Casey K. Tjang
                                     -------------------------------------
                                     Casey K. Tjang
                                     Director, Chief Financial Officer and
                                        Secretary


                          Signing on behalf of the registrant as principal accounting officer.