Form 10-Q
period 1997-12-31
LEADING EDGE PACKAGING INC
filed 1998-02-17
CIK 1021549

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  December 31, 1997
                                        -----------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTON 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           COMMISSION FILE NO.:  333-12911
                           -------------------------------

                             LEADING EDGE PACKAGING, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                     22-3432883
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                 No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock: As of December 31, 1997 the issuer had 3,312,500 shares of its common stock, par value $.01 per share, outstanding.

                            LEADING EDGE PACKAGING, INC.

                                     FORM 10-Q

                      FOR THE QUARTER ENDED DECEMBER 31, 1997

                                       INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
         ---------------------                                          -------

Item 1.  Financial Statements

                   Condensed Balance Sheet                                   1
                   December 31, 1997 and December 31, 1996

                   Condensed Statement of Income                             2
                   Three Months and Nine Months Ended
                   December 31, 1997 and 1996

                   Condensed Statement of Cash Flows                         3
                   Three and Nine Months Ended
                   December 31, 1997 and 1996

                   Notes to Financial Statements                             4

Item 2.  Management's Discussion and Analysis of                            5-6
         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
          -----------------


Item 2.  None                                                                6

Item 5.  Other Information                                                   7

Item 6.  Exhibits and Reports on Form 8-K                                    8



SIGNATURES                                                                   9

                            LEADING EDGE PACKAGING, INC.
                              CONDENSED BALANCE SHEET
                                    (UNAUDITED)


                                                           December 31,
                                                       1997           1996
                                                     --------       --------

               ASSETS

CURRENT ASSETS
  Cash & cash equivalents                            $   672        $ 5,595
  Accounts receivable                                  3,669            843
  Bills receivable (Note 2)                            1,270          1,621
  Inventories (Note 3)                                 1,660            613
  Deposits to related party/holding co.                  816
  Receivables from a related party/holding co.         2,700
  Prepaid expenses                                       149          1,353
                                                     -------        -------
          Total Current Assets                       $10,936         10,025
  Property and equipment
   Net of accumulation depreciation                      251            193
                                                     -------        -------
  TOTAL ASSETS                                       $11,187        $10,218
                                                     =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                       110            168
  Accounts payable to related party/holding co.                         377
  Bills payable                                          699
  Accrued expenses                                                       72
  Income Taxes payable                                   231            898
                                                     -------        -------
          Total Current Liabilities                  $ 1,040        $ 1,515
                                                     -------        -------
LONG TERM LIABILITIES
  Capital Lease Obligations                                5              -
                                                     -------        -------

SHAREHOLDERS' EQUITY
  Common Stock, par value $0.01 per share,
   Authorized 5,000,000 shares,
   Issued and outstanding 3,312,500 shares in 1997        33             33
  Additional paid in capital                           7,062          7,205
  Retained earnings                                    3,047          1,465
                                                     -------        -------
          Total Shareholders' Equity                  10,142          8,703
                                                     -------        -------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $11,187        $10,218
                                                     =======        =======


            See Accompanying Notes to  (Unaudited) Financial Statements

                            LEADING EDGE PACKAGING, INC.
                           CONDENSED STATEMENT OF INCOME
                                    (UNAUDITED)
                       (In thousands, except per share data)


                                                       Three Months Ended            Nine Months Ended
                                                          December 31,                  December 31,

                                                      1997           1996           1997           1996
                                                      ----           ----           ----           ----

Net Sales                                         $    3,262     $    3,695     $    9,043     $    9,247

Cost of goods sold                                     2,206          2,545          5,849          6,281
                                                  ----------     ----------     ----------     ----------

Gross profit                                           1,056          1,150          3,194          2,966

Selling, general, and administrative
  Expenses                                               649            341          1,675            616
                                                  ----------     ----------     ----------     ----------

Operating income                                  $      407     $      809     $    1,519     $    2,350

Other income (expense)- Net
  Interest income net of interest expense                (59)            13              2             13
                                                  ----------     ----------     ----------     ----------


Income before income taxes                               348            822          1,521          2,363
                                                  ----------     ----------     ----------     ----------

Provision for income taxes                               119            312            565            898
                                                  ----------     ----------     ----------     ----------

Net income                                        $      229     $      510     $      956     $    1,465
                                                  ==========     ==========     ==========     ==========

Net income per share primary
  and fully diluted                               $      .07     $      .22     $      .29     $      .72
                                                  ==========     ==========     ==========     ==========

Weighted average of
  Shares outstanding                               3,312,500      2,343,750      3,312,500      2,031,818
                                                  ==========     ==========     ==========     ==========

Net income per share
  fully diluted                                   $      .07     $      .15     $      .29     $      .44
                                                  ==========     ==========     ==========     ==========

Total shares outstanding                           3,312,500      3,312,500      3,312,500      3,312,500
                                                  ==========     ==========     ==========     ==========


                      See accompanying Notes to (Unaudited) Financial statements

                                                 LEADING EDGE PACKAGING, INC.
                                               CONDENSED STATEMENT OF CASH FLOWS

                                                          (UNAUDITED)
                                                        (In thousands)


                                                        Three Months Ended            Nine Months Ended
                                                           December 31,                  December 31,
                                                       1997           1996           1997           1996
                                                       ----           ----           ----           ----

Cash flows from operating activities:
  Net Income                                         $   229        $   510        $   956        $ 1,465
  Adjustment to reconcile net income to net
   Cash provided by operating activities:
    Depreciation and amortization                         20              4             56              4
  Net  increase (decrease) in cash due to
   Changes in current assets and liabilities          (1,706)        (1,680)        (5,518)        (2,600)
                                                     -------        -------        -------        -------

  Net cash provided by (used in) operating
   activities:                                        (1,457)        (1,166)        (4,506)        (1,131)

Cash flows from investing activities:
  Purchase of property and equipment                       0           (164)           (33)          (164)
                                                     -------        -------        -------        -------

Net cash (used in) investing activities                    0           (164)           (33)          (164)

Cash flows from financing activities:
  Proceeds from Initial public offering                               6,738                         6,738
  Proceeds from Banker's acceptances                     451            152            478            152
  Repayment of capital lease obligations                  (1)                           (1)
                                                     -------        -------        -------        -------
Net cash provided by financing activities                450          6,890            477          6,890

Net increase (decrease) in cash and cash
  equivalents                                         (1,007)         5,560         (4,062)         5,595

Cash and cash equivalents at the beginning
  of period                                            1,679             35          4,734              0
                                                     -------        -------        -------        -------
                                                     $   672        $ 5,595        $   672        $ 5,595
                                                     =======        =======        =======        =======
Supplemental disclosure of cash flow
  information:
  Interest paid                                      $    55              -             64              -
                                                     -------        -------        -------        -------
  Taxes paid                                         $   932              -        $ 1,384              -
                                                     -------        -------        -------        -------

Supplemental disclosure of non-cash financing
  activities:
  Contribution of additional paid in capital
  by a reduction of account payable                  $ - 0 -        $ - 0 -        $ - 0 -        $ - 0 -
                                                     -------        -------        -------        -------


                       See Accompanying Notes to (Unaudited) Financial Statement

                            LEADING EDGE PACKAGING, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   June 30, 1997
                                    (UNAUDITED)

Note 1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of December 31, 1997 and December 31, 1996 for the three and nine month period then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

     The results of operations for the three-month period ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1997.

Note 2    BILLS RECEIVABLE

     Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

     At December 31, 1997, the Company had not factored any bills receivable or accounts receivable with financial institutions.

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

     GENERAL

     The Company sells and distributes, in North America, packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, and paper gift boxes and bags, and, to a lesser extent, premium and novelty items. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and two warehouse and distribution facilities of a 65,000 square-foot office and warehouse facility in Raritan Center Industrial Park, Edison, New Jersey and a 22,000 square-foot warehouse and distribution facility in Carteret, New Jersey respectively.

     RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 TO THE THREE MONTHS ENDED DECEMBER 31, 1996.

     Net sales for the three months ended December 31, 1997 were approximately $3,262,000 a decrease of $433,000 or 11.7% from approximately $3,695,000 for the three months ended December 31, 1996. The Company's soft 3rd Quarter's sales were largely caused by unusual pricing tactics of many Asian manufacturers selling products to the U.S. during recent currency and economic turmoil. The Company is reviewing its pricing strategy, and will further strengthen its marketing and sales force to off-set such Asian manufacturing pricing pressure.

     Cost of goods sold for the three months ended December 31, 1997 was approximately $2,206,000, a decrease of $339,000 or 13.3% from approximately $2,545,000 for the three months ended December 31, 1996. As a percentage of net sales, cost of goods sold for the three months ended December 31, 1996 was 68.9% or 2.3% higher compared to 67.6% for the three months ended December 31, 1997. Improved gross margin was primarily due to savings on consolidation of shipments and freight. Pursuant to the Distribution Agreement between Rich City International Packaging, Ltd. (the "Rich City") and the Company, the Company pays to Rich City a mark-up over wholesale price of between 6% and 8%, which covers all of Rich City's General, Selling and Administrative costs to process
orders for the Company.   However, with the completion of reverse merger with
Rich City, the Company will become the parent company of Rich City and will eliminate such cost of a 6% and 8% mark-up over the wholesale price.

     Selling, general and administrative expenses for the three months ended December 31, 1997 were approximately $649,000, an increase of $308,000 from approximately $341,000 for the three months ended December 31, 1996. For the three months ended December 31, 1997, these expenses primarily consisted of adding personnel for tele-marketing, warehouse operation and promotional expenses for "Hang Ten" watches, including among other things participation at various trade shows both in the United States and overseas, and advertisement in
national trade magazines.   In contrast, these expenses for the three months
ended  December 31, 1996 reflect only the costs incurred to

                             LEADING EDGE PACKAGING, INC.


establish facilities in the U.S., which, at the time, were not fully staffed and operational.

     The Company had net income of approximately $229,000 (or $0.7 per share on a fully diluted basis) for the three months ended December 31, 1997, compared to net income of approximately $510,000 (or $0.15 per share on a fully diluted basis ) for the three months ended December 31, 1996.


     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1997, the Company used approximately $1,007,000 in net cash for its operating activities. This amount primarily consisted of purchases of inventory, salaries, office equipment and operations of warehouse facilities. The Company's working capital increased to approximately $9,896,000 at December 31, 1997 from approximately $8,510,000 at December 31, 1996, reflecting the major part of cash from the proceeds from sales for the nine-month period ended December 31, 1997. The Company anticipates that the proceeds from the offering, together with cash flows from operating activities and utilizing a bank line of credit will be sufficient to meet its operating expenses into fiscal 1998, including amounts needed to purchase inventory. There can be no assurance, however, that such amounts will be sufficient to cover any unanticipated operating expenses.

     $672,000 of the proceeds from the Company's initial public offering is currently invested in money market funds, which allow for liquidity. The decrease of $1,007, 000 from $1,679,000 was due to tax payments of $643,895 and $288,275 estimated tax to Federal government for the fiscal years 1997 and 1998, respectively. The Company has obtained a bank line of credit totaling $5,000,000 from First Union National Bank, New Jersey for trade finance and working capital. The Company has received an additional offer of $5,000,000 from the Bank for acquisition purpose.

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

                             LEADING EDGE PACKAGING, INC.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  Exhibits

              27.   Financial Data Schedule


          B.  Reports on Form 8-K
              The Company filed Form 8-K with respect to the acquisition of Justrite Investments, Ltd., on January 30, 1998, from Chung Hwa Development Holdings Limited, Hong Kong. Form 8-K were filed during the quarter for which this report is being filed.

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

                              LEADING EDGE PACKAGING, INC.
                              ----------------------------


Dated:  February 12, 1998     By: /s/  Casey  K. Tjang
                                  --------------------
                              Casey K. Tjang
                              Director, Chief Financial Officer and
                              Secretary

                              Signing on behalf of the registrant as principal accounting officer.