Form 10-K/A
period 1997-05-31
LEADING EDGE PACKAGING INC
filed 1998-05-29
CIK 1021549

                                   FORM 10-K/A-1

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


    (3)  Exhibits

                  3.1 Certificate of Incorporation, as amended, is hereby
                      incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

                  3.2 Amended and Restated By-laws are hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

                  4.1 Specimen Certificate for Shares of Common Stock is
                      hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

                  4.2 Representative's Warrant Agreement and Certificate are
                      hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

                  4.3 1996 Incentive Stock Option Plan is hereby incorporated by reference to Amendment No. 1 to the Company's Registration Statement, which was filed with the SEC on October 10, 1996.

                 10.1 Assignment and Distribution Agreement is hereby
                      incorporated by reference to the Company's Registration Statement, which was filed with SEC on September 27, 1996.

                 10.2 Employment Agreement between the Company and Lip-Boon
                      Saw is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

                 10.3 Employment Agreement between the Company and Peter
                      Yu-Siu Chu is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

                 10.4 Employment Agreement between the Company and Dan
                      Ben-Moshe is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

                 10.5 Employment Agreement between the Company and Casey K.
                      Tjang is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

                 10.6 Lease between the Company and Empire State Building
                      Company is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

                 10.7 Lease between the Company and Center Realty, L.P. are incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

                 13.1 The Company's Quarterly Report on Form 10-Q for the
                      three months ended December 31, 1996 is hereby incorporated by reference.

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

                                         LEADING EDGE PACKAGING, INC.

                                   By:  /s/Lip-Boon Saw
                                        ---------------
Date:  May 28, 1998                     Lip-Boon Saw
                                        Chairman and
                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                    Date
---------               -----                    ----

/s/Lip-Boon Saw         Chairman, Chief          May 28, 1998
---------------         Executive Officer
Lip-Boon Saw            and Director

/s/Casey K. Tjang       Chief Financial          May 28, 1998
-----------------       Officer (Principal
Casey K. Tjang          Accounting Officer),
                        Secretary and
                        Director


                        Director
-----------------
Peter L. Coker


                        Director
--------------------
Robert B. Goergen


/s/Richard Fung-Gea Wong Director                May 28, 1998
------------------------
Richard Fung-Gea Wong