Form 10-K405
period 1998-03-31
LEADING EDGE PACKAGING INC
filed 1998-06-26
CIK 1021549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                         Commission File Number 0-28868

                            ------------------------

                          LEADING EDGE PACKAGING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        22-3432883
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

  350 FIFTH AVENUE, SUITE 3922, NEW YORK, NEW                         10118
                     YORK                                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (212) 239-1865

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/. (The Company is in the process of amending its Form 10-Q for the three months ended September 30, and December 31, 1997.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $4.25 last reported sales price reported by NASDAQ/NMS on June 18, 1998, was $6,037,125.

As of June 18, 1998, the registrant had issued and outstanding 4,562,500 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents, or indicated portions thereof, have been incorporated herein by reference:

    (1) Information in the Registrant's definitive proxy material for its 1998 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the Registrant's fiscal year ended March 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Leading Edge Packaging, Inc. ("Leading Edge"), together with Justrite Investments Limited ("Justrite") and its other subsidiaries described below (collectively, the "Company") manufactures, sells and distributes, in North America, Europe, Asia and the Middle East packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal and plastic cases, optical cases, pouches and bags, and paper gift boxes. The Company also sells display units for retail merchandising of jewelry, watches, eyeglasses, pens, cosmetics and gold coins (the packaging products and display units are collectively referred to herein as "Packaging Products"). The Company's customers are mainly wholesalers and distributors of Packaging Products and consumer product manufacturers. Leading Edge purchases substantially all of its inventory from Leading Edge Packaging Limited (formerly known as Rich City International Packaging Limited) ("LEP-Hong Kong"), a Hong Kong company and the Company's subsidiary.

    As part of its marketing strategy, the Company's goal is to consolidate the process by which high-end packaging products are distributed in North America and, through its subsidiaries, Europe, Asia and the Middle East. The Company intends to accomplish this by purchasing and customizing high quality Packaging Products from the Company's low-cost Asian producer subsidiaries and distributing the products in North America and, through its distribution subsidiaries, in Europe, Asia and the Middle East.

    To effect this strategy, the Company leases a 2,000 square-foot office and showroom in the Empire State Building in New York City, and a 65,000 square-foot warehouse and distribution center in Raritan Center, Edison, New Jersey, for the Company's warehousing, customization and distribution operations. The Company believes that its warehousing and customizing capabilities located in the United States, coupled with its Asian low-cost manufacturing facilities supply, give it an advantage over its competitors in the North American market by enabling the Company to fill orders and customize products on a "just in time" basis. The Company's manufacturing facilities of supply allow it to capitalize on lower production costs obtainable overseas, while maintaining the high quality of its products.

RECENT DEVELOPMENTS

    On January 23, 1998, Leading Edge entered into a Share Exchange Agreement (the "Agreement") with its corporate parent, Chung Hwa Development Holdings Limited, a Bermuda company which is listed on The Stock Exchange of Hong Kong Limited ("Chung Hwa" or the "Majority Stockholder"). Leading Edge and Chung Hwa completed the transaction on March 13, 1998, subject to the issuance of 2,250,000 shares of Leading Edge's common stock to Chung Hwa. 1,250,000 of such shares were issued on June 10, 1998, and the remaining 1,000,000 shares are expected to be issued upon amendment of Leading Edge's certificate of incorporation increasing its authorized share capital. Pursuant to the Agreement, the Company received all of the issued and outstanding shares of Justrite, a wholly owned subsidiary of Chung Hwa in exchange for 2,250,000 shares of Leading Edge's common stock valued at $6.00 per share (the "Exchange").

    Justrite is the parent corporation of LEP-Hong Kong. LEP-Hong Kong is the Company's supplier of packaging products, which Leading Edge distributes in North America. LEP-Hong Kong distributes its packaging products in other parts of the world, including Europe, Asia, and the Middle East. Justrite also owns 100% of Breakspear Limited, a British Virgin Islands company, which in turn holds a 60% interest in a joint venture in the People's Republic of China. LEP-Hong Kong also has indirect interests in a joint venture in China. The Company believes that the acquisition will enable it to consolidate the manufacture and distribution of its packaging products and to expand its sales into additional territories.

    Leading Edge believes that the Exchange will provide it with direct control over Justrite's management team, subsidiaries and production facilities in China as well as access to a greater market share for its packaging products in Europe, the Middle East and Asia, formerly territories of LEP-Hong Kong. There can be no assurance, however, that the Exchange will produce the anticipated results for the Company. In addition, under a certain Assignment and Distribution Agreement, dated September 23, 1997, by and between Leading Edge and LEP-Hong Kong, Leading Edge would have been required to pay to LEP-Hong Kong a royalty in the amount of $2,000,000 by September 23, 1999. Consummation of the Exchange will eliminate the royalty requirement specified in the Assignment and Distribution Agreement.

THE SHARE EXCHANGE AGREEMENT

    The Agreement provides that Leading Edge is to acquire all of the outstanding capital stock of Justrite in exchange for the issuance to the Majority Stockholder of 2,250,000 shares of Leading Edge's common stock, par value $.01 per share. Aside from the amendment to Leading Edge's certificate of incorporation (see Item 7. below) and the issuance of the shares to Chung Hwa, all other conditions to closing under the Agreement have been satisfied or waived. The amendment to the certificate of incorporation and the issuance of Leading Edge's common stock to the Majority Stockholder is expected to occur in July 1998, or 20 days from the date of mailing of this Information Statement to Leading Edge's stockholders. Prior to the issuance of the shares to the Majority Stockholder, it holds 57% of Leading Edge's common stock. Upon issuance of the shares, it will hold 74% of the common stock.

    The Agreement contains certain warranties by the Majority Stockholder with respect to Justrite and its subsidiaries. The Agreement limits the liability of the Majority Stockholder arising under the Agreement to no more than US$13,500,000. The Agreement also provides for the assumption by Leading Edge of any guarantees and letters of undertaking by the Majority Stockholder for the benefit of Justrite or its subsidiaries.

    The 2,250,000 shares of Leading Edge's common stock issuable to the Majority Stockholder under the Agreement have been valued by Leading Edge and the Majority Stockholder at $6.00 per share, as specified in the Agreement, or US$13,500,000 in the aggregate. The Majority Stockholder undertakes, pursuant to the Agreement, that in the event the audited net assets of Justrite for the year ended March 31,1998, as reflected in its audited report and financial statements, is less than US$4,500,000, the Majority Stockholder will pay to Leading Edge, on a US-dollar for US-dollar basis, the amount of any shortfall. The US$13,500,000 valuation was reached by negotiations between the parties and takes account of the $4.5 million net asset value undertaking referred to above, profits generated by Justrite and the subsidiaries in prior years and an adjustment for estimated downtime during the setup of new facilities.

    The foregoing discussion contains forward-looking statements which are inherently subject to risks and uncertainties.

JUSTRITE AND THE SUBSIDIARIES

    JUSTRITE

    Justrite is an investment holding company for its operating subsidiaries which are engaged in the manufacture and distribution of packaging products. Justrite is incorporated in the British Virgin Islands and has its headquarters in Hong Kong. Prior to the Exchange, 100% of the outstanding share capital of Justrite was held by the Majority Stockholder and is being transferred to Leading Edge in the Exchange.

    LEP-HONG KONG

    LEP-Hong Kong is the primary operating subsidiary of Justrite. LEP-Hong Kong is incorporated in Hong Kong. Of the 2,000,000 shares of LEP-Hong Kong outstanding, 1,999,999 are held by Justrite, and one share is held by a third party in trust. LEP-Hong Kong coordinates the distribution of packaging products produced by the other subsidiaries to its customers throughout Europe, the Middle East, Asia and, through Leading Edge, to North America. LEP-Hong Kong has a sales force in Hong Kong to deal directly with its Asian and European customers. The packaging products distributed by LEP-Hong Kong are essentially the same types of products distributed by Leading Edge in North America. LEP-Hong Kong owns a 50% interest in Circle Round Limited and Dongguan Shilong Wah Rich Packaging (see discussion below).

    BREAKSPEAR LIMITED

    Breakspear Limited is a wholly-owned subsidiary of Justrite. It is incorporated in the British Virgin Islands. Breakspear serves as a holding company for a 60% interest in Dongguan Walford Ornaments Packaging Limited, a manufacturing joint venture in China. Breakspear also performs administrative services in connection with the distribution of the packaging products. It serves as the contractual management company for the factories in China. It purchases all of the products from the China joint ventures and sells them to LEP-Hong Kong. For tax planning purposes, it retains most of the profits from these sales.

    CIRCLE ROUND LIMITED

    Circle Round Limited is a 50% owned subsidiary of LEP-Hong Kong. It is a property holding company and holds title to the office/showroom/warehouse premises in Hong Kong, which are used by LEP-Hong Kong.

    CHINA JOINT VENTURES

    Dongguan Shilong Wah Rich Packaging Limited ("Wah Rich") is a manufacturing joint venture in China which is 50% owned by LEP-Hong Kong and 50% owned by a China party, Dongguan City Shilong Wah Nam Enterprises Company. This is one of two joint ventures involved in the manufacture of packaging products for distribution by the other subsidiaries. Wah Rich operates pursuant to a management agreement between Breakspear Limited and the China party. Under the management agreement, Breakspear Limited is responsible for all of the assets and liabilities of the joint venture and is entitled to all of the net profits from its operations after the payment of a fixed amount as a management fee to the China party each year. LEP-Hong Kong leases property from the China party for use by the joint venture. Although the actual production of the packaging products has been transferred from Wah Rich to Dongguan Walford, Wah Rich is maintained in existence for tax planning purposes.

    Dongguan Walford Ornaments Packaging Company Limited ("Dongguan Walford") is the primary manufacturing joint venture in China, which is 60% owned by Breakspear and 40% owned by Dongguan City Shilong Wah Nam Enterprises Company. Breakspear has a management agreement and profit sharing arrangement with the China party similar to that of Wah Rich. Dongguan Walford has assumed the actual production of the packaging products from Wah Rich.

    Both of the joint ventures are managed by Breakspear Limited. They produce packaging products exclusively for Breakspear Limited and are prohibited from selling to third parties. The two factories in which the products are manufactured are approximately 450,000 square feet in the aggregate and employ between 2,850 and 3,100 workers, depending upon worker turnover, production demands and the local employment market. The two factories are under one management team. All workers in both factories are employed by Dongguan Walford. The factories import most of their primary raw materials into China, except for basic items which are locally available such as wood and consumables.

    The above paragraphs contain forward-looking statements which are inherently subject to risks and uncertainties. The Company cannot be certain of the date on which the issuance of shares will occur. Actual events could differ materially from the Company's anticipation.

AMENDMENT TO THE CERTIFICATE OF INCORPORATION

    In connection with the transaction described in Item 2, Leading Edge is amending its certificate of incorporation to increase its authorized share capital from 5,000,000 to 8,000,000 shares of common stock. The amendment is expected to take place in July 1998, which is 20 days after the delivery of an Information Statement on Schedule 14C to the Company's stockholders. The amendment was approved by the Written Consent of the Majority Stockholder dated February 9, 1998.

UNITED STATES SUBSIDIARIES

    In addition to the subsidiaries of Justrite, the Company has three wholly-owned subsidiaries in the United States, each of which is incorporated in Delaware. These are LEP Products, Inc., LEP Marketing & Sales, Inc. and LEP Distributors, Inc. To-date, neither LEP Marketing & Sales nor LEP Distributors, Inc. has commenced operations. LEP Products, Inc. is engaged in the sale and distribution of watches, watch boxes and plastic gift bags and is the exclusive distributor of Hang Ten brand watches in the United States.

COMPETITION

    The Company is aware of eight substantial foreign-based manufacturers and of six North American distributors whose products are in direct competition with various of its Packaging Products. The cost of manufacturing Packaging Products in North America and Europe is relatively high, causing manufacturers to seek out overseas suppliers to fill their orders.

    The Company believes that it will be able to compete by having the flexibility to respond quickly to orders and catering to changes in customers' design specifications; by endeavoring to offer a wider range of products than its competitors; and by capitalizing on lower production costs obtainable in Asia, while maintaining the high quality of its products. The Company believes it can offer its North American customers a quick response time on short orders because of its customization facilities in the U.S.

    There is substantial competition in the Packaging Products industry. The Company competes with distributors and manufacturers of Packaging Products based in the U.S. and overseas. Many of the Company's competitors have name recognition in the market and longer operating histories and in many cases are substantially larger and better financed than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing or newly developed products. New competitors may arise and may market products which compete with the Company's products. The Company believes that several companies currently distribute products in North America in direct competition with the Company's Packaging Products, including International Packaging Inc., Gem Case Inc., Fuller Corporation, Rocket Jewelry Box Inc., Noble Inc., Jewel Case Factory, Unique Packaging Inc. and Gunther Mele Inc. Some of the Company's current customers presently, or at some future point may, compete with the Company.

GOVERNMENT REGULATION: IMPORT/EXPORT

    The PRC currently enjoys Most-Favored Nation ("MFN") status granted by the United States, which results in imports into the United States from the PRC being subject to the lowest applicable tariffs. The United States annually reconsiders the renewal of MFN trading status for the PRC. There can be no assurance, however, that the PRC's MFN status will be renewed in future years. The Company believes that the non-renewal of MFN trading status would adversely affect the pricing of any inventory of the Company consisting of products manufactured within the PRC. Failure by the United States to renew the

PRC's MFN status, could cause an increase in the cost to import Packaging Products to Hong Kong from the PRC, and, after transfer of sovereignty over Hong Kong, from Hong Kong to the United States.

    At current rates an import duty of between 5% and 20% will be payable by the Company on the import price of metal and plastic cases imported into the U.S. and Canada. For the year ended March 31, 1996, metal cases accounted for approximately 29.2% of total exports of LEP-Hong Kong to North America; plastic cases accounted for approximately 38.2%. If the PRC were to lose MFN status, then the Company's products may be subject to higher tariffs and import duties in the U.S. Although it is not possible to quantify the potential impact of higher tariffs and duties, the Company believes that, due to the comparatively low cost of production in the PRC, it would be able to withstand an increase in tariffs while still being able to compete profitably in the U.S. market.

CUSTOMERS

    During the year ended March 31, 1998, the Company had two customers each of which accounted for 10% of its net sales. Management continually seeks to expand the Company's customer base to minimize the impact of any single customer on its sales.

EMPLOYEES

    As of March 31, 1998, the Company employed approximately 3,000 employees. These employees include 18 staff in the United States, 35 staff in Hong Kong and the balance at the Company's facilities in China.

ITEM 2. PROPERTIES

LEASES

    Leading Edge leases a 2,000 square-foot space for its offices and showroom in the Empire State Building, 350 Fifth Avenue, Suite 3922, New York, New York for a five-year period commencing July 1, 1996 at an annual rent of $42,096. The Company also has leased for the warehousing and customization of its products a 65,000 square-foot facility in Raritan, New Jersey, for a period of five years commencing November 1, 1996, at an annual rent of $150,336 plus 30% of certain common charges for the building in which the facility is located.

ITEM 3. LEGAL PROCEEDINGS

UNITED STATES

    The Company has filed a complaint against Boxco Ltd. for non-payment of invoices for goods sold to Boxco in the amount of $97,666 plus interest and consequential damages. The Company has not made any provision for non-recoverability of this debt in its financial statements.

HONG KONG

    In February 1998, LEP-Hong Kong has received a writ seeking injunctive relief filed by Cartier International B.V. The writ did not specify the amount of damages sought. LEP-Hong Kong produced jewelry boxes for a customer who confirmed in writing that it was an authorized dealer of Cartier from 1994 to 1996. Cartier has since determined that the customer was unauthorized to distribute Cartier products. Since 1996, the Company has ceased doing business with this customer and, at present, does not make make or distribute packaging products to any customer using the Cartier name/trademark. LEP-Hong Kong has given an undertaking to Cartier that it is no longer producing such packaging products and that all films/bromides were returned to the then-customer in 1996. Cartier has demanded a permanent injunction and an accounting of profits made on the transactions using its name. The Company maintains that it actually incurred a loss on these products.

    A writ filed by U-Freight Limited, a forwarding company, against LEP-Hong Kong for unpaid bills in the amount of $24,333 plus interests and costs arising out of the shipment of goods to the United States last year. LEP-Hong Kong has filed a counter-claim alleging damages from loss of business due to U-Freight's breach of contract. U-Freight has not yet submitted a defense to LEP-Hong Kong's counterclaim.

    LEP-Hong Kong has issued a writ against Lansa Diffusion SARL, Lansa S.A. (the parent company) and Mr. and Mrs. Brentini, its directors/shareholders, claiming the sum of $759,469. LEP-Hong Kong has applied for leave to serve the writ outside of the Hong Kong jurisdiction and it is expected to be served shortly. The Company believes that Lansa Diffusion SARL has filed for winding up in France. The Company is preparing to file a claim in the proceeding in France. The claim against Mr. and Mrs. Bremini alleges a guarantee of the amount owed by Lansa Diffusion.

PRODUCT SEGMENT INFORMATION

    The Company is engaged in one business segment which is the manufacture, sale and distribution of packaging products. See "Notes to Combined Financial Statements," appearing elsewhere in this report, for an analysis of sales by geographic destinations for each of 1998, 1997 and 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998. However, Chung Hwa did execute a Written Consent of the Majority Stockholder approving the amendment to the Leading Edge's certificate of incorporation to increase its authorized shares of Common Stock by 3,000,000 shares in order to issue 2,250,000 shares to Chung Hwa as required by the Share Exchange Agreement discussed above.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Leading Edge's Common Stock is traded on the Nasdaq National Market.

    The range of the high and low sales prices per share of the Leading Edge's Common Stock during the last fiscal year, as reported by the National Market, is set forth below:

                                                                                                     HIGH        LOW
                                                                                                   ---------  ---------
Fiscal 1997
  3rd Quarter....................................................................................      7          6.25
  4th Quarter....................................................................................      7          5

Fiscal 1998

1st Quarter......................................................................................      6.5        5.125
2nd Quarter......................................................................................      6.438      5
3rd Quarter......................................................................................      6.438      6.25
4th Quarter......................................................................................      6.875      5.25

    As of June 18, 1997, there were approximately 363 holders of record of the Leading Edge's Common Stock.

    Leading Edge has never paid cash dividends on its Common Stock. Payment of dividends, if any, will be within the discretion of the Leading Edge's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for the three years ended March 31, 1998 is qualified by and should be read in conjunction with the Company's combined financial statements and notes thereto and "Management's Discussion and Analysis of financial Condition and Results of Operations" appearing elsewhere herein.

                                                                  FISCAL YEAR ENDED MARCH 31,
                                                   ----------------------------------------------------------
                                                      1998        1997        1996        1995        1994
                                                   ----------  ----------  ----------  ----------  ----------
                                                         (IN THOUSANDS, EXCEPT SELECTED OPERATING DATA)
INCOME STATEMENT DATA:
  Net Sales......................................  $   22,268  $   23,880  $   21,972  $   16,692  $   19,709
  Gross Profit...................................      10,601      11,144       9,868       7,038       7,446
  Operating income...............................       3,653       5,161       4,792       2,139       4,871
  Income before income taxes.....................       3,388       5,079       4,693       2,076       4,832
  Income taxes...................................         125       1,329         192        (110)        414
  Net income.....................................       3,263       3,750       4,501       2,186       4,418
  Net income per common share....................  $     0.59  $     0.82        2.00  $     0.97  $     1.96
  Weighted average common shares outstanding.....   5,562,500   4,597,603   2,250,000   2,250,000   2,250,000
BALANCE SHEET DATA:
  Working Capital................................  $   11,508  $   22,309  $   11,013  $    6,443  $    5,888
  Total assets...................................      29,612      43,607      28,597      18,230      18,601
  Total liabilities..............................      13,224      16,243      11,013       6,188       8,745
  Minority Interests.............................       1,550       1,552       1,554       1,554       1,554
  Stockholders' equity...........................      14,838      25,812      14,990      10,488       8,302

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995, and such statements are subject to certain risks and uncertainties.

    On January 23, 1998, Leading Edge entered into a share exchange agreement with Chung Hwa Development Holdings Limited ("Chung Hwa"), its majority stockholder. Chung Hwa is a Bermuda company whose shares are listed on The Stock Exchange of Hong Kong Limited. Pursuant to the agreement, Leading Edge received all of the issued and outstanding shares of Justrite Investment Limited, a wholly-owned subsidiary of Chung Hwa, incorporated in the British Virgin Islands, in exchange for 2,250,000 shares of Leading Edge common stock valued at $6.00 per share. Justrite is engaged in the manufacture, sale and distribution of packaging products. Leading Edge and Chung Hwa completed the transaction on March 13, 1998, subject to the issuance of 2,250,000 shares of Leading Edge common stock to Chung Hwa.

    On June 10, 1998, 1,250,000 of such shares were issued to Chung Hwa. The remaining 1,000,000 shares are expected to be issued upon amendment of Leading Edge's Certificate of Incorporation increasing Leading Edge's authorized share capital.

    Because Leading Edge and Justrite are under common control, the financials statements have been prepared to reflect the combined financial position, results of operations and cash flows of Leading Edge and Justrite for all the periods presented therein at historical cost as if the structure of the Company resulting from the above transaction had been in existence for each of the three years ended March 31, 1998, 1997 and 1996 using the pooling-of-interests method. This discussion and analysis pertains to the combined financial position, results of operations and cash flows of Leading Edge and Justrite for the periods presented.

RESULTS OF OPERATIONS

    COMPARISON OF FISCAL 1998 TO FISCAL 1997

    NET SALES decreased $1,611,857 (6.7%) from $23,879,823 in fiscal 1997 to $22,267,966 in fiscal 1998. This decrease resulted from fewer sales. Certain of the Company's competitors reduced their prices to maintain liquidity in the wake of the Asian economic crisis. Management decided not to react to pressure from customers to compete by lowering the Company's prices without an acceptable profit. The Company intends to gauge the developments in Asia before strategically repricing its products.

    COST OF SALES decreased $1,069,505 (8.4%) from $12,736,217 in fiscal 1997 to $11,666,712 in fiscal 1998. This decrease corresponded to the decrease in net sales.

    GROSS PROFIT decreased $542,352 (4.9%) from $11,143,606 in fiscal 1997 to $10,601,254 in fiscal 1998. This decrease resulted from a decrease in net sales and the corresponding cost of sales. As a percentage of net sales, gross profit remained relatively stable.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $592,099 (9.9%) from $5,982,605 in fiscal 1997 to $6,574,704 in fiscal 1998. This increase resulted from the impact of the fully realized costs of maintaining the Company's U.S. operations for the full fiscal year and higher marketing expenses, the benefit of which may not be realized during the current fiscal year.

    In addition, the Company had a non-recurring expense of $373,928 resulting from the misappropriation of cash by a manager of its China factory. The manager has agreed to make restitution of the amount over three years. The Company has fully provided for the amount in the financial statements and intends to account for any recoveries on a cash basis. The Company has since reviewed its security system and implemented more stringent financial controls.

    OPERATING INCOME decreased $1,508,379 (29.2%) from $5,161,001 in fiscal 1997 to $3,652,622 in fiscal 1998. This decrease resulted from lower net sales, higher selling, general and administrative expenses, and the non-recurring expense described above.

    INCOME BEFORE TAXES decreased $1,691,351 (33.3%) from $5,078,532 in fiscal 1997 to $3,387,181 in fiscal 1998. This decrease resulted from lower operating income coupled with a higher interest expense.

    INCOME TAXES decreased $1,204,046 (91.0%) from $1,328,628 in fiscal 1997 to $124,582 in fiscal 1998. This decrease resulted from lower operating income coupled with a write-back of an over provision for overseas taxes in previous years.

    NET INCOME, as a result of the above, decreased $487,305 (13.0%) from $3,749,904 in fiscal 1997 to $3,262,599 in fiscal 1998. This decrease resulted from lower net sales, an increase in selling, general and administrative expenses, and the non-recurring expense described above.

    COMPARISON OF FISCAL 1997 TO FISCAL 1996

    NET SALES increased $1,908,255 (8.7%) from $21,971,568 in fiscal 1996 to $23,879,823 in fiscal 1997. This increase resulted from higher sales. The North American market was buying more packaging products in anticipation of a more robust consumer spending as compared to the previous year.

    COST OF SALES increased $632,972 (5.2%) from $12,103,245 in fiscal 1996 to $12,736,217 in fiscal 1997. This increase corresponded to the increase in net sales.

    GROSS PROFIT increased $1,275,283 (12.9%) from $9,868,323 in fiscal 1996 to $11,143,606 in fiscal 1997. This increase resulted from higher net sales with a corresponding higher cost of sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $905,866 (17.8%) from $5,076,739 in fiscal 1996 and to $5,982,605 in fiscal 1997. This increase resulted from higher marketing expenses. As a percentage of net sales, this reflects a 2% increase.

    OPERATING INCOME increased $369,417 (7.7%) from $4,791,584 in fiscal 1996 to $5,161,001 in fiscal 1997. This increase was the result of higher net sales with a corresponding higher cost of sales.

    INCOME BEFORE TAXES increased $385,573 (8.2%) from $4,692,959 in fiscal 1996 to $5,078,532 in fiscal 1997. This increase resulted from higher operating income, although, as a percentage of net sales, the 1997 amount is consistent with the prior year.

    INCOME TAXES increased $1,136,971 (593%) from $191,657 in fiscal 1996 to $1,328,628 in fiscal 1997. This increase resulted from taxes incurred in the U.S. as a result of establishing the Company's U.S. operations.

    NET INCOME, as a result of the above, decreased $751,398 (16.7%) from $4,501,302 in fiscal 1996 to $3,749,904 in fiscal 1997.

                   PERCENTAGE COMPARISON AS A FACTOR OF SALES

                                                                                                       FISCAL
                                                                                          ---------------------------------
                                                                                             1998        1997       1996
                                                                                             -----     ---------  ---------
Net sales (compared to previous year)...................................................          (7%)       8.7%       N/A
Cost of sales (% of net sales)..........................................................          52%       53.3%        55%
Gross profit (% of net sales)...........................................................          48%         47%        45%
Selling, general and administrative expenses
  (% of net sales)......................................................................          30%         25%        23%
Non-recurring expenses (% of net sale)..................................................           2%        N/A        N/A
Operating income (% of net sales).......................................................          16%         22%        22%
Income before taxes (% of net sales)....................................................          15%         21%        21%
Income taxes (% of net sales)...........................................................         0.5%        5.6%       0.9%
Net income (% of net sales).............................................................          15%         16%        20%

1998 net income is 1% less than 1997. This is a result of higher selling, general and administrative expenses (5%), a non-recurring expense (2%) offsetted by a tax provision write- back giving a net decrease (5%) and a marginal improvement in gross profit (1%) in 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of working capital are cash flows from operations and borrowing under its credit facilities. The Company had working capital of $11,508.218 and $22,308,677 at year end 1998 and 1997, respectively. During fiscal 1998 the Company's operating activities provided $10,475,413 in cash. The Company's operations consumed $750,709 for inventories, $133,756 for prepaid expenses and other current assets and $1,495,845 in income taxes payable. The Company's debt equity ratio is 54.2%. At March 31, 1998, the Company's debt included $5,865,232 in short-term borrowing, including trade acceptances, loans and overdrafts with various banks. The Company's debt also included long-term debt of $930,179 in fiscal 1998. The combined credit facilities available and used by the Company as at March 31, 1998 were $9,319,695 (available) and $6,795,411 (used) respectively.

    Management expects that cash flows from operating activities and funds available should be sufficient to support the Company's current business program and seasonal working capital needs for the foreseeable future.

SEASONALITY

    The Company's business depends on the buying seasons of the luxury goods which are sold using its packaging products, with a significant portion of its sales and most of its income generated during the second and third fiscal quarters ending March 31. The Company has historically experienced lower net sales in each of its first and fourth quarters. The Company expects this trend to continue in the fiscal year 1998. A variety of other factors may also affect the revenue results of the Company, including U.S. and international economic conditions, the retail sales environment and the Company's ability to otherwise execute its business and marketing strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14, Exhibits, Financial Statement Schedules, and Reports on Form
8K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Incorporated by reference to the definitive proxy statement of Leading Edge, dated July 1, 1998, pursuant to General Instruction G(3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are being filed as a part of this report:

(a) (1) Financial Statements;

                                                                                                           PAGE
                                                                                                           -----

Independent Auditors' Report..........................................................................         F-1

Combined Balance Sheets...............................................................................         F-2

Combined Statements of Income.........................................................................         F-3

Combined Statements of
  Shareholders' Equity................................................................................         F-4

Combined Statements of Cash
  Flows...............................................................................................         F-5

Notes to Combined Financial
  Statements..........................................................................................         F-6

   (2) All schedules are omitted since the required information is either not present or not present in amounts sufficient to require submission of the schedule

   (3) Exhibits

      3.1  Certificate of Incorporation, as amended, is hereby incorporated by reference to
           Amendment No. 2 to Leading Edge's Registration Statement, which was filed with the
           SEC on November 13, 1996.

      3.2  Amended and Restated By-laws are hereby incorporated by reference to Amendment No.
           2 to Leading Edge's Registration Statement, which was filed with the SEC on
           November 13, 1996.

      4.1  Specimen Certificate for Shares of Common Stock is hereby incorporated by reference to Amendment No. 2 to Leading Edge's Registration Statement, which was filed with the SEC on November 13, 1996.

      4.2  Representative's Warrant Agreement and Certificate are hereby incorporated by reference to Amendment No. 2 to Leading Edge's Registration Statement, which was filed with the SEC on November 13, 1996.

      4.3  1996 Incentive Stock Option Plan is hereby incorporated by reference to Amendment
           No. 1 to Leading Edge's Registration Statement, which was filed with the SEC on
           October 10, 1996.

      4.4  1997 Associate Stock Option Plan is hereby incorporated by reference to the Proxy
           Statement of Leading Edge, dated July 3, 1997.

     10.1  Assignment and Distribution Agreement is hereby incorporated by reference to
           Leading Edge's Registration Statement, which was filed with SEC on September 27,
           1996.

     10.2  Employment Agreement between the Company and Lip-Boon Saw is incorporated by reference to Leading Edge's Registration Statement, which was filed with the SEC on September 27, 1996.

     10.3  Employment Agreement between the Company and Peter Yu-Siu Chu is incorporated by reference to Leading Edge's Registration Statement, which was filed with the SEC on September 27, 1996.

     10.4  Employment Agreement between the Company and Dan Ben-Moshe is incorporated by reference to Leading Edge's Registration Statement, which was filed with the SEC on September 27, 1996.

     10.5  Employment Agreement between the Company and Casey K. Tjang is incorporated by reference to Leading Edge's Registration Statement, which was filed with the SEC on September 27, 1996.

     10.6  Lease between Leading Edge and Empire State Building Company is incorporated by reference to the Leading Edge's Registration Statement, which was filed with the
           SEC on September 27, 1996.

     10.7  Lease between Leading Edge and Center Realty, L.P. are incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September
           27, 1996.

     10.8  Form of Distribution Agreement, dated July 28, 1997, by and between Leading Edge and HBL, Limited is hereby incorporated by reference to Leading Edge's Quarterly
           Report on Form 10-Q for the three months ended June 30, 1997.

(b) On January 30, 1998, the Company filed a Report on Form 8-K disclosing the execution of a Share Exchange Agreement, dated January 23, 1998, by which it acquired Justrite Investment Limited and its subsidiaries from the Company's parent, Chung Hwa Development Holdings Limited, in exchange for 2.25 million shares of the common stock of Leading Edge.

(c) See Item 14(a)(3), above.

(d) Not applicable

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LEADING EDGE PACKAGING, INC.

                                By:               /s/ LIP-BOON SAW
                                     -----------------------------------------
                                                   Lip-Boon Saw,
Date: June 26, 1998                     CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ LIP-BOON SAW
------------------------------  Chairman, Chief Executive      June 26, 1998
         Lip-Boon Saw             Officer and Director

      /s/ CASEY K. TJANG        President, Chief Financial
------------------------------    Officer, (Principal          June 26, 1998
        Casey K. Tjang            Accounting) and Director

      /s/ PETER L. COKER
------------------------------  Director                       June 26, 1998
        Peter L. Coker

------------------------------  Director
      Robert B. Goergen

  /s/ RICHARD FUNG-GEA WONG
------------------------------  Director                       June 26, 1998
    Richard Fung-Gea Wong

                          LEADING EDGE PACKAGING, INC.

                         COMBINED FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED MARCH 31, 1998

                          LEADING EDGE PACKAGING, INC.

                     INDEX TO COMBINED FINANCIAL STATEMENTS

Independent Auditors' Report.........................................................       F--1

Combined Balance Sheets..............................................................       F--2

Combined Statements of income........................................................       F--3

Combined Statements of Shareholders' Equity..........................................       F--4

Combined Statements of Cash Flows....................................................       F--5

Notes to Combined Financial Statements...............................................       F--6

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and The Board of Directors

Leading Edge Packaging, Inc.

    We have audited the accompanying combined balance sheets of Leading Edge Packaging, Inc. and Justrite Investments Limited (hereinafter collectively referred to as the "Company") as of March 31, 1998 and 1997, and the related combined statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Leading Edge Packaging, Inc. and Justrite Investments Limited as of March 31, 1998 and 1997 and the combined results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

Deloitte Touche Tohmatsu
Hong Kong
June 5, 1998

                          LEADING EDGE PACKAGING, INC.

                            COMBINED BALANCE SHEETS

                                                                                         1998           1997
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     951,167  $   5,099,726
  Accounts receivable, net of allowance for doubtful accounts--1998, $218,560;
    1997, $218,560;................................................................      2,295,719      8,934,236
  Bills receivable (Note 3)........................................................        935,564      1,894,140
  Inventories (Note 4).............................................................      6,589,704      5,838,995
  Receivable from Chung Hwa Group (Note 12)........................................     12,746,138     15,417,834
  Prepaid expenses and other current assets........................................        505,353        371,597
                                                                                     -------------  -------------
    Total current assets...........................................................     24,023,645     37,556,528
  Property, plant and equipment, net of accumulated depreciation--1998, $3,160,360;
    1997, $2,516,419 (Note 5)......................................................      5,588,272      6,050,158
                                                                                     -------------  -------------
    Total assets...................................................................  $  29,611,917  $  43,606,686
                                                                                     -------------  -------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $   2,424,570  $   2,373,315
  Bills payable (Note 3)...........................................................      1,250,727        262,490
  Payable to Chung Hwa Group (Note 12).............................................       --            7,221,501
  Accrued liabilities..............................................................      2,154,250      1,827,698
  Income taxes payable (Note 6)....................................................        547,253      2,043,098
  Short-term borrowings (Note 7)...................................................      5,865,232      1,270,756
  Current portion of long-term debt (Note 8).......................................        273,395        248,993
                                                                                     -------------  -------------
    Total current liabilities......................................................     12,515,427     15,247,851
                                                                                     -------------  -------------
Long-term liabilities:
  Deferred income taxes............................................................         51,095         65,049
  Long-term debt (Note 8)..........................................................        656,784        929,285
                                                                                     -------------  -------------
    Total long-term liabilities....................................................        707,879        994,334
                                                                                     -------------  -------------
    Minority interests.............................................................      1,550,387      1,552,393
                                                                                     -------------  -------------
Commitments and contingencies (Note 14)
Shareholders' equity:
Leading Edge:
  Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and
    outstanding....................................................................       --             --
  Common stock, $0.01 par value. Authorized 5,000,000 shares; 3,312,500 shares
    issued and outstanding.........................................................         33,125         33,125
Justrite:
  Common stock, $1.00 par value. Authorized 50,000 shares; 100 shares issued and
    outstanding....................................................................            100            100
                                                                                     -------------  -------------
                                                                                            33,225         33,225
Additional paid-in capital.........................................................      7,320,688      7,320,688
Retained earnings..................................................................      7,493,689     18,479,795
Foreign currency translation adjustment............................................         (9,378)       (21,600)
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     14,838,224     25,812,108
                                                                                     -------------  -------------
    Total liabilities and shareholders' equity.....................................  $  29,611,917  $  43,606,686
                                                                                     -------------  -------------

            See accompanying Notes to Combined Financial Statements

                          LEADING EDGE PACKAGING, INC.

                         COMBINED STATEMENTS OF INCOME

                                                                               YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------
                                                                        1998             1997           1996
                                                                 ------------------  -------------  -------------
Net sales......................................................  $       22,267,966  $  23,879,823  $  21,971,568
Cost of sales..................................................          11,666,712     12,736,217     12,103,245
                                                                 ------------------  -------------  -------------
Gross profit...................................................          10,601,254     11,143,606      9,868,323
Selling, general and administrative expenses...................           6,574,704      5,982,605      5,076,739
Non-recurring expense (Note 11)................................             373,928       --             --
                                                                 ------------------  -------------  -------------
Operating income...............................................           3,652,622      5,161,001      4,791,584
Interest expense...............................................            (530,946)      (353,468)      (355,112)
Interest income................................................             102,305         37,675         45,002
Other income...................................................             163,200        233,324        211,485
                                                                 ------------------  -------------  -------------
Income before income taxes.....................................           3,387,181      5,078,532      4,692,959
Income taxes (Note 6)..........................................             124,582      1,328,628        191,657
                                                                 ------------------  -------------  -------------
Net income.....................................................  $        3,262,599  $   3,749,904  $   4,501,302
                                                                 ------------------  -------------  -------------
Basic and diluted earnings per share...........................  $             0.59  $        0.82  $        2.00
                                                                 ------------------  -------------  -------------

            See accompanying Notes to Combined Financial Statements

                          LEADING EDGE PACKAGING, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK
                                                  -----------------
                                       LEADING
                                         EDGE         JUSTRITE                                                  FOREIGN
                                      PACKAGING,     INVESTMENTS                 ADDITIONAL                    CURRENCY
                                         INC.          LIMITED                    PAID-IN        RETAINED     TRANSLATION
                                        SHARES         SHARES         AMOUNT      CAPITAL        EARNINGS     ADJUSTMENTS
                                      ----------  -----------------  ---------  ------------  --------------  -----------
Balance at April 1, 1995-- Leading
  Edge..............................      --             --          $  --      $    --       $     --         $  --
  Justrite..........................      --                100            100       258,988      10,228,589      --
Net income for the year.............      --             --             --           --            4,501,302      --
Issuance of common stock............       1,500         --              1,500       --             --            --
                                      ----------            ---      ---------  ------------  --------------  -----------
Balance at March 31, 1996...........       1,500            100          1,600       258,988      14,729,891      --
Issuance of common stock and share
  split.............................   1,873,500         --             17,250       --             --            --
Contribution by Rich City of part of
  accounts payable to Rich City *...      --             --             --           481,250        --            --
Issuance of common stock in a public
  offering..........................   1,437,500         --             14,375     6,580,450        --            --
Net income for the year.............      --             --             --           --            3,749,904      --
Translation adjustments.............      --             --             --           --             --           (21,600)
                                      ----------            ---      ---------  ------------  --------------  -----------
Balance at March 31, 1997...........   3,312,500            100         33,225     7,320,688      18,479,795     (21,600)
Net income for the year.............      --             --             --           --            3,262,599      --
Translation adjustments.............      --             --             --           --             --            12,222
Dividend paid by Justrite to Chung
  Hwa...............................      --             --             --           --          (14,248,705)     --
                                      ----------            ---      ---------  ------------  --------------  -----------
Balance at March 31, 1998...........   3,312,500            100      $  33,225  $  7,320,688  $    7,493,689   $  (9,378)
                                      ----------            ---      ---------  ------------  --------------  -----------



                                          TOTAL
                                      SHAREHOLDERS'
                                          EQUITY
                                      --------------
Balance at April 1, 1995-- Leading
  Edge..............................  $     --
  Justrite..........................      10,487,677
Net income for the year.............       4,501,302
Issuance of common stock............           1,500
                                      --------------
Balance at March 31, 1996...........      14,990,479
Issuance of common stock and share
  split.............................          17,250
Contribution by Rich City of part of
  accounts payable to Rich City *...         481,250
Issuance of common stock in a public
  offering..........................       6,594,825
Net income for the year.............       3,749,904
Translation adjustments.............         (21,600)
                                      --------------
Balance at March 31, 1997...........      25,812,108
Net income for the year.............       3,262,599
Translation adjustments.............          12,222
Dividend paid by Justrite to Chung
  Hwa...............................     (14,248,705)
                                      --------------
Balance at March 31, 1998...........  $   14,838,224
                                      --------------

------------------------

* Rich City International Packaging Limited ("Rich City") was the former holding company of Leading Edge Packaging, Inc.

            See accompanying Notes to Combined Financial Statements

                          LEADING EDGE PACKAGING, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED MARCH 31,
                                                                      --------------------------------------------
                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Cash flows from operating activities:
  Net income........................................................  $    3,262,599  $   3,749,904  $   4,501,302
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Deferred income taxes...........................................         (13,954)       (13,596)        (6,623)
    Depreciation....................................................         643,941        619,169        686,628
    Loss on sale of property, plant and equipment...................        --             --               15,224
    Changes in operating assets and liabilities:
      Long-term receivable..........................................        --              566,000        165,000
      Accounts receivable...........................................       6,638,517     (5,568,105)       211,810
      Bills receivable..............................................         958,576     (1,516,988)       289,386
      Inventories...................................................        (750,709)       (81,204)     1,220,173
      Prepaid expenses and other current assets.....................        (133,756)       143,749        685,006
      Accounts payable..............................................          51,255        701,753        717,976
      Bills payable.................................................         988,237        110,470        (79,871)
      Accrued liabilities...........................................         326,552        335,841       (185,122)
      Income taxes payable..........................................      (1,495,845)     1,339,309        196,308
                                                                      --------------  -------------  -------------
  Net cash provided by operating activities.........................      10,475,413        386,302      8,417,197
                                                                      --------------  -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment.........................        (182,055)      (583,061)      (549,448)
  Proceeds from sale of property, plant and equipment...............        --             --                1,655
                                                                      --------------  -------------  -------------
  Net cash used in investing activities.............................        (182,055)      (583,061)      (547,793)
                                                                      --------------  -------------  -------------
Cash flows from financing activities:
  Bank loan raised..................................................       4,594,476        143,376        392,896
  Repayments of long-term borrowings................................        (246,541)      (458,476)      (193,093)
  Net proceeds from issuance of common stock........................        --            7,093,325          1,500
  Payment of capital lease obligations..............................          (1,057)       (28,679)      (145,101)
  Repayments from Chung Hwa Group...................................      15,716,978      3,219,763      1,064,587
  Advances to Chung Hwa Group.......................................     (34,515,488)    (4,923,208)    (9,570,525)
                                                                      --------------  -------------  -------------
  Net cash (used in) provided by financing activities...............     (14,451,632)     5,046,101     (8,449,736)
                                                                      --------------  -------------  -------------
Effect of exchange rate changes on cash and cash equivalents........           9,715        (24,114)      --
                                                                      --------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents................      (4,148,559)     4,825,228       (580,332)
Cash and cash equivalents at beginning of year                             5,099,726        274,498        854,830
                                                                      --------------  -------------  -------------
Cash and cash equivalents at end of year............................  $      951,167  $   5,099,726  $     274,498
                                                                      --------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Interest paid.....................................................  $      530,946  $     352,421  $     355,112
  Income taxes paid.................................................       1,634,381          2,915          1,972

    In the year ended March 31, 1998, Justrite declared a dividend of $14,248,705 which was credited to the account of its shareholder, Chung Hwa.

            See accompanying Notes to Combined Financial Statements

                          LEADING EDGE PACKAGING, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Leading Edge is a limited company incorporated in Delaware and is engaged in the sale and distribution of packaging products in North America. On December 2, 1996, Leading Edge issued 1,437,500 shares in a public offering and its shares were listed on Nasdaq National Market since that day.

    On January 23, 1998, Leading Edge entered into a Share Exchange Agreement (the "Agreement") with its ultimate holding company, Chung Hwa Development Holdings Limited (Chung Hwa"). Chung Hwa is a Bermuda company and its shares are listed on The Stock Exchange of Hong Kong Limited. Pursuant to the Agreement, Leading Edge received all of the issued and outstanding shares of Justrite, a wholly owned subsidiary of Chung Hwa incorporated in the British Virgin Islands, in exchange for 2,250,000 shares of Leading Edge's common stock valued at $6.00 per share. Justrite is engaged in the manufacturing sale and distribution of packaging products. Leading Edge and Chung Hwa completed the transaction on March 13, 1998, subject to the issuance of 2,250,000 shares of Leading Edge's common stock to Chung Hwa.

    Because Leading Edge and Justrite are under common control, the financial statements have been prepared to reflect the combined financial position, results of operations and cash flows of Leading Edge and Justrite for all the periods presented at historical cost as if the structure of the Company resulting form the above transactions had been in existence for each of the three years ended March 31, 1996, 1997 and 1998 using the pooling-of-interests method.

    At March 31, 1998, the balances on additional paid-in capital, retained profits, foreign currency translation adjustments are as follows:

                                                                                    FOREIGN
                                                       ADDITIONAL                  CURRENCY
                                                        PAID-IN       RETAINED    TRANSLATION
NAME OF COMPANY                                         CAPITAL       EARNINGS    ADJUSTMENTS
----------------------------------------------------  ------------  ------------  -----------
Leading Edge........................................  $  7,061,700  $  2,942,563   $  --
Justrite............................................       258,988     4,551,126      (9,378)
                                                      ------------  ------------  -----------
                                                      $  7,320,688  $  7,493,689   $  (9,378)
                                                      ------------  ------------  -----------
                                                      ------------  ------------  -----------

    At March 31, 1998, the Company had the following principal subsidiaries, all of which are subsidiaries of Justrite:

                                                                   PERCENTAGE OF
NAME OF SUBSIDIARY                                                 SHAREHOLDING          PLACE OF INCORPORATION
---------------------------------------------------------------  -----------------  ---------------------------------
Justrite Investments Limited...................................            100%     British Virgin Islands
Leading Edge Packaging Limited.................................            100%     Hong Kong
Breakspear Limited.............................................            100%     British Virgin Islands
Dongguan Shilong Wah Rich Packaging Limited....................                     Other region of the People's     )
                                                                            50%     Republic of China ("PRC"
Dongguan Walford Ornaments Packaging Company Limited...........             60%     PRC

    Dongguan Shilong Wah Rich Packaging Limited and Dongguan Walford Ornaments Packaging Company Limited were established by the Company with an independent Chinese party in the PRC. Under the management agreements with the PRC party, the Company is responsible for all of the assets

                          LEADING EDGE PACKAGING, INC.

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) and liabilities of these joint ventures and is entitled to all of the net profits of their operations after the payment of a fixed amount as management fee to the PRC party each year during the terms of the management agreements. The Company therefore effectively has a 100 per cent attributable economic interest in these joint ventures. Accordingly, the joint ventures are accounted for as wholly-owned subsidiaries of the Company. On cessation of these joint ventures, which have a remaining life of 7 years, the Company will be entitled to all assets other than those contributed by the PRC party and any immovable building improvements, which are not significant.

    All significant intra-group transactions and balances have been eliminated on combination.

    The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars as the Company's sales are predominantly denominated in U.S. dollars.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificate of deposits with an original maturity of three months or less.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is stated at cost. Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives using the straight line method, at the following rates per annum:

Land held on long term leases................  Over the terms of the leases
Land held on medium term leases..............  2.5% or over the terms of the respective leases whichever is shorter
Buildings....................................  2.5% or over the terms of the respective leases whichever is shorter
Property under development...................  Nil
Leasehold improvements.......................  10%--20% or over the terms of the respective leases whichever is shorter
Furniture, fixtures and equipment............  10%--33 1/3%
Plant and machinery..........................  10%
Motor vehicles...............................  20%

    LEASED ASSETS--Leases that transfer substantially all the rewards and risks of ownership of assets to the Company are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalized at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in property, plant and equipment and are depreciated over their estimated useful lives.

    INVENTORIES--Inventories held for resale are stated at the lower of cost, determined by the first-in, first-out method, or value determined by the market. Finished goods inventories consist of raw materials, direct labour, and overhead associated with the manufacturing process.

    VALUATION OF LONG-LIVED ASSETS--The Company periodically evaluates the carrying value of long-lived assets to be held and use, including goodwill and other intangible assets, when events and circumstances

                          LEADING EDGE PACKAGING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

    NET SALES--Net sales represent the invoiced value of products sold less discounts and returns. Sales are recognized when products are shipped to customers or when title passes, if later.

    INCOME TAXES--The Company has adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax balances.

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities of foreign operations are translated using period-end exchange rates. Revenues and expenses of foreign operations are translated using average monthly exchange rates. The impact of exchange rate changes is shown as "Foreign Currency Translation Adjustment" in shareholders' equity. Gains or losses from foreign currency transactions, which are immaterial for all periods presented, are included in net income.

    EMPLOYEE BENEFITS--The Company does not provide any post retirement benefits other than the defined contribution plan, and post employment benefits, if any, are not material.

    EARNINGS PER SHARE--Earnings per common share are based on the weighted average number of shares of common stock outstanding as if the shares pursuant to the Agreement in note 1 had been issued on April 1, 1995. The weighted average number of shares of common stock outstanding including 2,250,000 shares to be issued under the Agreement during each of the three years ended March 31, 1998, 1997 and 1996 was 5,562,500, 4,597,603 and 2,250,000 respectively. On
March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This pronouncement provides for the calculation of basic and diluted earnings per share which is different from the current calculation of primary and fully diluted earnings per share. Common stock equivalents had no material dilutive effect on earnings per share. The adoption of this new standard had no impact on the Company.

    NEW ACCOUNTING STANDARDS NOT YET ADOPTED--The FASB has issued three new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognised under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in interim

                          LEADING EDGE PACKAGING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", amends the disclosure requirements relating to pensions and other postretirement benefits.

    Each of these new standards is effective fro financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have no future financial statement disclosures.

    Use of estimates--The preparation of financial statements in conformity with general accepted accounting principles requires the use of estimates. Actual results could differ from those estimates.

3. BILLS RECEIVABLE AND PAYABLE

    Bills receivable and payable represent accounts receivable and payable in the form of bills of exchange, whose acceptances and settlements are handled by banks.

    During each of the years ended March 31, 1998, 1997 and 1996, the Company had factored gross bills receivable of $5,475,381, $7,671,466 and $11,174,262, respectively, with financial institutions with recourse to the Company. The net proceeds after discounts during each of these years amounted to $5,319,333, $7,452,829 and $10,855,795. There were no repurchase terms except for the recourse under the terms of the factoring agreement in the event of customer default.

4. INVENTORIES

    Inventories by major categories are summarized as follows:

                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Raw materials.....................................................  $  2,647,834  $  4,240,407
Finished goods....................................................     3,941,870     1,598,588
                                                                    ------------  ------------
                                                                    $  6,589,704  $  5,838,995
                                                                    ------------  ------------
                                                                    ------------  ------------

                          LEADING EDGE PACKAGING, INC.

5. PROPERTY, PLANT AND EQUIPMENT

                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Property, plant and equipment consists of the following:

Leasehold land and buildings......................................  $  3,271,049  $  3,275,280
Leasehold improvements............................................     1,078,705     1,066,555
Furniture, fixtures and equipment.................................     1,113,802       994,392
Plant and machinery...............................................     3,237,710     3,182,923
Motor vehicles....................................................        47,366        47,427
                                                                    ------------  ------------
    Total.........................................................     8,748,632     8,566,577
Less: Accumulated depreciation....................................     3,160,360     2,516,419
                                                                    ------------  ------------
Net book value....................................................  $  5,588,272  $  6,050,158
                                                                    ------------  ------------
                                                                    ------------  ------------

    Included in property, plant and equipment of the Company are assets acquired under capital leases with the following net book value:

                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
At cost:

Furniture, fixtures and equipment.........................................  $   7,599  $   7,599
Less: Accumulated depreciation............................................     (1,900)      (380)
                                                                            ---------  ---------
                                                                            $   5,699  $   7,219
                                                                            ---------  ---------
                                                                            ---------  ---------

    Depreciation of capital lease assets included in depreciation expense in the accompanying combined statements of income were $1,520, $380 and $1,454 for the years ended March 31, 1998, 1997 and 1996, respectively.

6. INCOME TAXES

    The components of income (loss) before income taxes are as follows:

                                                               YEAR ENDED MARCH 31,
                                                     -----------------------------------------
                                                         1998          1997           1996
                                                     ------------  -------------  ------------
United States......................................  $  1,556,450  $   3,433,307  $    --
Foreign subsidiaries operating in:
  Hong Kong........................................      (186,033)    (1,003,243)     (181,215)
  Others...........................................     2,016,764      2,648,468     4,874,174
                                                     ------------  -------------  ------------
                                                     $  3,387,181  $   5,078,532  $  4,692,959
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------

                          LEADING EDGE PACKAGING, INC.

6. INCOME TAXES (CONTINUED)
    The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong. During the three years ended March 31, 1998, the Company's manufacturing operations were outside Hong Kong and the majority of income was not subject to tax in Hong Kong or in other jurisdictions. During the year ended March 31, 1997, the Company established operations in the United States and revenue derived from the Company's U.S. operations were subject to income tax in the United States and income tax expense has been computed using a rate of 38% for U.S. Federal and State income taxes.

    The provision for income taxes expense (credit) attributable to the Company consists of the following:

                                                                 YEAR ENDED MARCH 31,
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         -----------  ------------  ----------
Current
  Hong Kong............................................  $   --       $    --       $  198,280
  U.S. Federal.........................................      549,000     1,130,324      --
  U.S. State...........................................      107,000     211,900 -
  Overseas.............................................     (517,464)      --           --
Deferred
  Hong Kong............................................      (13,954)      (13,596)     (6,623)
                                                         -----------  ------------  ----------
                                                         $   124,582  $  1,328,628  $  191,657
                                                         -----------  ------------  ----------
                                                         -----------  ------------  ----------

    A reconciliation between the provision for income taxes computed by applying the statutory tax rates in the United States for 1998, 1997 and 1996 to income before income taxes and the actual provision for income taxes is as follows:

                                                               YEAR ENDED MARCH 31,
                                                     -----------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  -------------
US statutory rate..................................           34%           34%            34%
                                                     ------------  ------------  -------------
Provision for income taxes at statutory rate on
  income for the period............................  $  1,151,641  $  1,726,701  $   1,595,606
State income taxes.................................       107,000       211,900       --
International rate differences.....................        32,556       175,568         31,713
Income not subject to taxation.....................      (685,700)     (900,479)    (1,657,219)
Prior years' overprovision.........................      (517,464)      --            --
Other..............................................        36,549       114,938        221,557
                                                     ------------  ------------  -------------
Income tax provision...............................  $    124,582  $  1,328,628  $     191,657
                                                     ------------  ------------  -------------
                                                     ------------  ------------  -------------

    Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for income tax purposes compared with the respective amounts for financial statements purposes and at the balance sheet dates represented excess tax depreciation over financial reporting depreciation.

                          LEADING EDGE PACKAGING, INC.

7. SHORT-TERM BORROWINGS

    These include borrowings in the form of trade acceptances, loans and overdrafts with various banks:

                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Credit facilities available at end of year........................  $  8,389,516  $  7,099,194
Utilized at end of year...........................................     5,865,232     1,270,756
Weighted average interest rate on borrowings
  at end of year..................................................           12%           12%

    The Company maintains short-term bank credit lines in the countries in which it operates. Interest rates are generally based on the banks' prime lending rates and the credit lines are normally subject to annual review. As at March 31, 1998, the credit lines are secured by an unlimited corporate guarantee from Chung Hwa and the Company's leasehold land and buildings with aggregate net book value of US$1,059,764.

8. LONG-TERM DEBT

                                                                            MARCH 31,
                                                                     ------------------------
                                                                        1998         1997
                                                                     -----------  -----------
Long-term debt consists of:

Mortgage loan bearing interest at March 31, 1998 ranging from
  10.75% to 12.5% repayable over 6 years in monthly instalments and secured on leasehold land and buildings with an aggregate net
  book value of $2,008,932.........................................  $   537,793  $   784,334
Capital lease obligation, interest at 7.861%.......................        4,789        5,846
Other long-term borrowing..........................................      387,597      388,098
                                                                     -----------  -----------
    Total..........................................................      930,179    1,178,278
Current portion of long-term debt..................................     (273,395)    (248,993)
                                                                     -----------  -----------
Long-term debt, less current portion...............................  $   656,784  $   929,285
                                                                     -----------  -----------
                                                                     -----------  -----------

    Long-term borrowing represents working capital contributed by the PRC party to a subsidiary of the Company pursuant to the joint venture agreement. The amount is unsecured, non interest-bearing and will be repaid on termination of the joint venture.

                          LEADING EDGE PACKAGING, INC.

8. LONG-TERM DEBT (CONTINUED)
    Maturities of long-term debt as of March 31, 1998 are as follows:

YEAR ENDING MARCH 31,
----------------------------------------------------------------------------------
1999..............................................................................  $  273,395
2000..............................................................................      23,734
2001..............................................................................      26,881
2002..............................................................................      30,100
2003 and thereafter...............................................................     576,069
                                                                                    ----------
    Total.........................................................................  $  930,179
                                                                                    ----------
                                                                                    ----------

9. COMMON STOCK

    In connection with the public offering on December 2, 1996, the Company agreed to issue and sell to the Underwriter and/or its designees, at the closing of the underwriting, for nominal consideration, five year Underwriter's Warrants (the "Underwriter's Warrants") to purchase 125,000 shares of common stock. The Underwriter's Warrants are exercisable at a price of $8.40 per share of common stock at any time during a period of four years from December 2, 1997 and are restricted from sale, transfer, assignment or hypothecation for a period of twelve months from the date of the offering, except to officers of the Underwriter. The Underwriter's Warrants contain anti-dilution provisions providing for adjusting of the number of shares of common stock and exercise price under certain circumstances. The Underwriter's Warrants grant to the holders thereof and to the holders of the underlying securities certain rights of registration of the securities underlying the Underwriter's Warrants. The fair value of the Underwriter's Warrants is not material.

10. INCENTIVE STOCK OPTION PLAN

    In 1997, the Company established the 1997 Incentive Stock Option Plan (the "1997 Plan") in addition to the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1997 Plan contains terms substantially the same as the 1996 Plan. Options under both Plans may be granted to directors and officers of the Company permitting the purchase in the aggregate of not more than 400,000 shares of the Company's common stock, par value, $0.01 per share provided that until December 5, 1998 the number of share issuable pursuant to options granted under the 1997 Plan shall not, when aggregated with the shares issuable pursuant to options granted under the Company's 1996 Plan, exceed 312,500 shares. On December 11, 1996, options (the "1996 Options") to purchase up to 250,000 shares of Common Stock in the aggregate were granted to officers and directors of the Company and 100,000 options were cancelled in 1997. One-third of the 1996 Options become exercisable after each of 12 months, 30 months and 60 months, respectively. The stock options granted under the 1996 Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The per share option price of the Common Stock subject to each of the 1996 options was $7.15, which was equal to one hundred ten percent (110%) of the fair market value of a share of Common Stock on the date that the options were granted. Shares of Common Stock issued in exchange for options under the Plan will be restricted against resale as necessary to qualify for exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), unless and until the Company deems it appropriate to register such shares under the Securities Act. No further options have been granted and none have been exercised save as mentioned above.

                          LEADING EDGE PACKAGING, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

10. INCENTIVE STOCK OPTION PLAN (CONTINUED)

    The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to account for stock options granted under the plan. If the fair value method specified in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" had been used, net income and earnings per share for the year ended March 31, 1998 would have been as follows:

                                                                        1998          1997
                                                                    ------------  ------------
Net income........................................................  $  3,241,533  $  3,714,794
                                                                    ------------  ------------
                                                                    ------------  ------------
Basic and diluted earnings per share..............................  $       0.58  $       0.81
                                                                    ------------  ------------
                                                                    ------------  ------------

    The fair value of options vested during the year was estimated as $118,500 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate--5.87%; expected life of options--3 years; expected volatility--15.5%; expected dividend yield--Nil.

11. NON-RECURRING EXPENSE

    The amount represents misappropriation of cash by a manager of the Company's factory established in the PRC. The manager has agreed to repay the Company by instalments over 3 years, however, full provision of the amount has been made in the financial statements and any recoveries will be accounted for on a cash basis.

12. RELATED PARTY TRANSACTIONS

    Chung Hwa is the Company's ultimate holding company and Rich City Investments Limited is a wholly owned subsidiary of Chung Hwa. Advances from/to Chung Hwa and its subsidiaries ("Chung Hwa Group") were made on an interest-free basis during the years.

    The following table summarizes the balances and movements between the Company and the Chung Hwa Group:

                                                                           MARCH 31,
                                                                 -----------------------------
                                                                      1998           1997
                                                                 --------------  -------------
Receivables (Payables)
Chung Hwa Development Holdings Limited.........................  $   12,746,138  $  (7,221,501)
Rich City Investments Limited..................................        --           15,417,834
                                                                 --------------  -------------
Net amount receivable from Chung Hwa Group.....................  $   12,746,138  $   8,196,333
                                                                 --------------  -------------
                                                                 --------------  -------------

Balance as of April 1, 1995............................  $(2,013,050)
Advances to Chung Hwa Group............................    9,570,525
Repayments from Chung Hwa Group........................   (1,064,587)
Balance as of March 31, 1996...........................    6,492,888
Repayments from Chung Hwa Group........................   (3,219,763)
Advances to Chung Hwa Group............................    4,923,208
Balance as of March 31, 1997...........................    8,196,333
Repayments from Chung Hwa Group........................  (15,716,978)
Advances to Chung Hwa Group............................   34,515,488
Dividend paid to Chung Hwa Group.......................  (14,248,705)
                                                         -----------
Balance as of March 31, 1998...........................  $12,746,138
                                                         -----------
                                                         -----------

                          LEADING EDGE PACKAGING, INC.

12. RELATED PARTY TRANSACTIONS (CONTINUED)
    The net amounts due from Chung Hwa Group are unsecured, non-interest bearing and repayable on demand.

    At March 31, 1998 Chung Hwa Group has guaranteed the Company's credit facilities (Note 7). No charges have been made in respect of these guarantees.

13. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    Customers accounting for 10% or more of the total net sales for each of the three years in the period ended March 31, 1996, 1997 and 1998 are detailed as follows:

                                                                              YEAR ENDED MARCH 31,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Customer A.............................................................        10%        23%        13%
Customer B.............................................................         5%        20%         7%
Customer C.............................................................        10%     --         --

    Details of the accounts receivable from the five customers with the largest receivable balances at March 31, 1998, 1997 and 1996 are as follows:

                                                                        PERCENTAGE OF ACCOUNTS
                                                                      RECEIVABLE AS AT MARCH 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Five largest receivable balances..................................        54%        34%        32%

    Bad debt expense was nil, $218,560 and $5,944 for the years ended March 31, 1998, 1997 and 1996, respectively.

14. COMMITMENTS AND CONTINGENCIES

    At March 31, 1998, the Company factored gross bills receivable of $946,212 at a discount of $26,967 with banks with recourse.

    The Company leases premises and equipment under various operating leases which do not contain any renewal and escalation clauses. Rental expense under operating leases was $1,113,769, $796,290 and $575,330, for the years ended March 31, 1998, 1997 and 1996, respectively.

    At March 31, 1998, the Company was obligated under operating leases requiring minimum rentals as follows:

YEAR ENDING MARCH 31,
--------------------------------------------------------------------------------
1998............................................................................  $    873,394
1999............................................................................       794,008
2000............................................................................       582,915
2001............................................................................       242,740
2002............................................................................        13,161
                                                                                  ------------
Total minimum lease payments....................................................  $  2,506,218
                                                                                  ------------
                                                                                  ------------

                          LEADING EDGE PACKAGING, INC.

15. RETIREMENT PLAN

    The Company has a defined contribution retirement plan covering substantially all employees in Hong Kong. Under this plan, eligible employees may contribute amounts through payroll deductions which are equal to 5% of individual salary, supplemented by employer contributions at 5% of individual salary, for investment in various funds established by the plan. The expense related to this plan was $34,781, $29,668 and $32,632, for the years ended March 31, 1998, 1997 and 1996, respectively.

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts of cash, accounts receivable, bills receivable, receivable from a related party, receivable from ultimate holding company, accounts payable, bills payable and payable to ultimate holding company are short term in nature and therefore reflect their fair value. All the financial instruments are for trade purposes.

17. SEGMENT INFORMATION

    The Company is engaged in one business segment which is the manufacture, sale and distribution of packaging products. An analysis of sales by geographic destinations for the relevant years is as follows:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net sales:
  North America.....................................................  $  11,308,861  $  12,987,263  $  10,711,411
  Europe............................................................      5,176,973      5,908,333      4,835,891
  Asia and others...................................................      5,782,132      4,984,227      6,424,266
                                                                      -------------  -------------  -------------
                                                                      $  22,267,966  $  23,879,823  $  21,971,568
                                                                      -------------  -------------  -------------
The following are the Company's operating information by geographic area:
  Net sales:
  North America.....................................................  $  11,308,861  $  12,987,263  $  10,711,411
  Hong Kong and other parts of PRC..................................     10,959,105     10,892,560     11,260,157
                                                                      -------------  -------------  -------------
                                                                         22,267,966     23,879,823     21,971,568
                                                                      -------------  -------------  -------------
Operating income:
  North America.....................................................      1,610,870      3,358,866       --
  Hong Kong and other parts of PRC..................................      2,041,752      1,802,135      4,791,584
                                                                      -------------  -------------  -------------
                                                                          3,652,622      5,161,001      4,791,584
                                                                      -------------  -------------  -------------
Assets at end of year:
  North America.....................................................      8,568,218     13,866,879       --
  Hong Kong and other parts of PRC..................................     21,043,699     29,739,807     28,597,120
                                                                      -------------  -------------  -------------
                                                                      $  29,611,917  $  43,606,686  $  28,597,120
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                          LEADING EDGE PACKAGING, INC.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   JUNE 30   SEPTEMBER 30    DECEMBER 31    MARCH 31
                                                                  ---------  -------------  -------------  -----------
                                                                    $'000        $'000          $'000         $'000
FISCAL 1998
NET SALES:
Balance as per 10Q or 10K--Leading Edge.........................  $   2,751    $   3,029      $   3,262     $  --
Adjustment on combination with Justrite.........................      1,535        1,731          4,071         5,889
                                                                  ---------       ------         ------    -----------
Combined amount.................................................      4,286        4,760          7,333         5,889
                                                                  ---------       ------         ------    -----------
GROSS PROFIT:
Balance as per 10Q or 10K--Leading Edge.........................      1,141          996          1,056        --
Adjustment on combination with Justrite.........................        766        1,168          2,258         3,216
                                                                  ---------       ------         ------    -----------
Combined amount.................................................      1,907        2,164          3,314         3,216
                                                                  ---------       ------         ------    -----------
NET INCOME:
Balance as per 10Q or 10K--Leading Edge.........................        465          262            229        --
Adjustment on combination with Justrite.........................         46           79            679         1,503
                                                                  ---------       ------         ------    -----------
Combined amount.................................................        511          341            908         1,503
                                                                  ---------       ------         ------    -----------
EARNINGS PER SHARE:
Balance as per 10Q or 10K--Leading Edge.........................       0.14         0.08           0.07        --
Adjustment on combination with Justrite.........................      (0.05)       (0.02)          0.09          0.28
                                                                  ---------       ------         ------    -----------
Combined amount.................................................  $    0.09    $    0.06      $    0.16     $    0.28
                                                                  ---------       ------         ------    -----------
                                                                  ---------       ------         ------    -----------

                          LEADING EDGE PACKAGING, INC.

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                   JUNE 30   SEPTEMBER 30    DECEMBER 31    MARCH 31
                                                                  ---------  -------------  -------------  -----------
                                                                    $'000        $'000          $'000         $'000
FISCAL 1997
NET SALES:
Balance as per 10Q or 10K--Leading Edge.........................  $   2,505    $   3,047      $   3,696     $   3,740
Adjustment on combination with Justrite.........................      2,261        3,957          2,803         1,871
                                                                  ---------       ------         ------    -----------
Combined amount.................................................      4,766        7,004          6,499         5,611
                                                                  ---------       ------         ------    -----------
GROSS PROFIT:
Balance as per 10Q or 10K--Leading Edge.........................        808        1,007          1,151         1,615
Adjustment on combination with Justrite.........................      1,418        2,205          1,947           993
                                                                  ---------       ------         ------    -----------
Combined amount.................................................      2,226        3,212          3,098         2,608
                                                                  ---------       ------         ------    -----------
NET INCOME:
Balance as per 10Q or 10K--Leading Edge.........................        451          504            510           626
Adjustment on combination with Justrite.........................        489        1,279            777          (886)
                                                                  ---------       ------         ------    -----------
Combined amount.................................................        940        1,783          1,287          (260)
                                                                  ---------       ------         ------    -----------
EARNINGS PER SHARE:
Balance as per 10Q or 10K--Leading Edge.........................       0.24         0.26           0.21          0.18
Adjustment on combination with Justrite.........................      (0.04)        0.15           0.05         (0.23)
                                                                  ---------       ------         ------    -----------
Combined amount.................................................  $    0.20    $    0.41      $    0.26     $   (0.05)
                                                                  ---------       ------         ------    -----------
                                                                  ---------       ------         ------    -----------

COMMON STOCK PRICE

1998 QUARTER          HIGH        LOW
-------------------- -------    -------
Fourth..............   6 7/8      5 1/4
Third...............   6 7/16     6 1/4
Second..............   6 7/16     5
First...............   6 1/2      5 1/8


1997 QUARTER
--------------------
Fourth..............   7          5
Third...............   7          6 1/4

    Prior to the Leading Edge's initial public offering of common stock, which commenced on December 2, 1996, there was no public market for the Company's common stock. The initial offering price was $6. On March 31, 1998, the closing price was $6 1/8. Leading Edge has not declared any dividends.