Form 10-Q
period 1998-06-30
LEADING EDGE PACKAGING INC
filed 1998-08-13
CIK 1021549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended:  JUNE 30, 1998

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTON 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NO.:  0-28868


                          LEADING EDGE PACKAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-3432883
-------------------------------------   ----------------------------------------
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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X     NO
                     -----     -----

State the number of shares outstanding of each of the issuer's classes of common stock: As of June 30, 1998, the issuer had 4,562,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements

                Condensed Combined Balance Sheet                          3
                June 30, 1998 and March 31, 1998

                Condensed Combined Statement of Income                    4
                Three Months Ended June 30, 1998 and 1997

                Condensed Combined Statement of Cash Flows                5
                Three Months Ended June 30, 1998 and 1997

                Notes to Financial Statements                            6-7

Item 2.  Management's Discussion and Analysis of                         7-9
             Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

                                                                          9

Item 5.   Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

                          LEADING EDGE PACKAGING, INC.
                        CONDENSED COMBINED BALANCE SHEET
                                 (In Thousands)

                                                                    (UNAUDITED)
                                                                       June 30,     March 31,
                                                                        1998           1998
ASSETS                                                               ----------     ----------
CURRENT ASSETS
    Cash & cash equivalents                                          $      787     $      951
    Accounts receivable                                                   3,216          2,296
    Bills receivable (Note 2)                                             1,732            936
    Inventories (Note 3)                                                  7,830          6,590
    Receivable from Chung Hwa Development Holdings Limited (Note 4)      12,746         12,746
    Prepaid expenses and other current assets                               538            505
                                                                     ----------     ----------
    Total Current Assets                                                 26,849         24,024
                                                                     ----------     ----------

    Property and equipment, net of accumulated depreciation
    of $3,409 and $3,160                                                  5,483          5,588
                                                                     ----------     ----------

TOTAL ASSETS                                                         $   32,332     $   29,612
                                                                     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                       2,678          2,425
   Bills payable                                                          2,075          1,251
   Accrued liabilities                                                    2,001          2,154
   Income taxes payable                                                     182            547
   Short-term borrowings                                                  7,951          5,865
   Current portion of long-term debt                                         21            273
                                                                     ----------     ----------
TOTAL CURRENT LIABILITIES                                                14,908         12,515
                                                                     ----------     ----------
LONG TERM LIABILITIES
   Deferred income taxes                                                     51             51
   Long-term debt                                                           651            657
                                                                     ----------     ----------
TOTAL LONG TERM DEBT                                                        702            708
                                                                     ----------     ----------

MINORITY INTERESTS                                                        1,550          1,550
                                                                     ----------     ----------
SHAREHOLDERS' EQUITY
   Common Stock, par value $0.01 per share,
     Authorized 5,000,000 shares,
     Issued and outstanding 4,562,500 shares                                 46             46
   Additional paid in capital                                             7,308          7,308
   Retained earnings                                                      7,827          7,494
   Foreign currency translation adjustments                                  (9)            (9)
                                                                     ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                               15,172         14,839
                                                                     ----------     ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                             $   32,332     $   29,612
                                                                     ==========     ==========

  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                     CONDENSED COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                       Three Months Ended
                                                            June 30,
                                                     1998              1997
                                                 ------------      ------------

Net sales                                        $      4,439      $      4,286

Cost of goods sold                                      2,768             2,379
                                                 ------------      ------------

Gross profit                                            1,671             1,907

Selling, general, and administrative
   expenses                                             1,233             1,101
                                                 ------------      ------------

Operating income                                 $        438      $        806

Interest expense net of interest income                  (110)              (35)
    Other income                                           46                25
                                                 ------------      ------------

Income before income taxes                                374               796
                                                 ------------      ------------

Provision for income taxes                                 41               285
                                                 ------------      ------------

Net income                                       $        333      $        511
                                                 ============      ============

Basic and diluted earnings per share             $       0.06      $       0.09
                                                 ============      ============

Weighted average of
   shares outstanding                               5,562,500         5,562,500
                                                 ============      ============

 See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                 (In thousands)

                                                      For the Three Months Ended
                                                              June 30,
                                                          1998          1997
                                                        ---------     ---------

Cash flows from operating activities:
   Net income                                           $     333     $     511
   Adjustment to reconcile net income to net
      Cash provided (used in) activities:
         Depreciation and amortization                        249           165
   Net increase (decrease) in cash due to
       Changes in current assets and liabilities           (2,430)        1,572
                                                        ---------     ---------

  Net cash provided by (used in) operating activities:     (1,848)        2,248
                                                        ---------     ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                 (144)          (28)
                                                        ---------     ---------
   Net cash  used in investing activities:                   (144)          (28)
                                                        ---------     ---------
Cash flows from financing activities:
  Proceeds from short-term borrowings                       2,086           136
  Repayments of long-term borrowings                         (258)          (61)
                                                        ---------     ---------
 Net cash (used in) provided by financing activities        1,828            75
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents         (164)        2,295

Cash and cash equivalents at the beginning of period          951         5,100
                                                        ---------     ---------

Cash and cash equivalents at the end of period          $     787     $   7,395
                                                        =========     =========

Supplemental disclosure of cash flow information:
Interest paid                                           $     243     $     259
                                                        ---------     ---------
Taxes paid                                              $     351     $     365
                                                        ---------     ---------

 See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)

Note 1.           BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company"), as of June 30, 1998 and 1997 for the three months then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

         On January 23, 1998, the Company entered into a Share Exchange Agreement (the "Agreement") with its ultimate holding company, Chung Hwa Development Holdings Limited ("Chung Hwa"). Chung Hwa is a Bermuda company and its shares are listed on The Stock Exchange of Hong Kong Limited. Pursuant to the Agreement, the Company received all of the issued and outstanding shares of Justrite Investment Limited ("Justrite"), a wholly owned subsidiary of Chung Hwa incorporated in the British Virgin Islands, in exchange for 2,250,000 shares of the Company's common stock valued at $6.00 per share. Justrite is engaged in the manufacturing sale and distribution of packaging products. The Company and Chung Hwa completed the transaction on March 13, 1998, subject to the issuance of 2,250,000 shares of the Company's common stock to Chung Hwa. 1,250,000 of such shares were issued on June 10, 1998, and the remaining 1,000,000 shares are expected to be issued upon amendment of the Company's certificate of incorporation increasing its authorized share capital.

         The Company and Justrite are under common control. The financial statements have been prepared to reflect the combined financial position, results of operations and cash flows of the Company and Justrite for all periods presented at historical cost as if the structure of the Company resulting from the above transactions had been in existence for each of the periods presented.

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

         The results of operations for the three-month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                          LEADING EDGE PACKAGING, INC.

Note 2.     BILLS RECEIVABLE

            Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

            At June 30, 1998, the Company had not factored any bills receivable or accounts receivable with financial institutions.

Note 3.    INVENTORIES

            Inventories held for resale are stated at the lower of cost, determined by the first-in, first-out method, or value determined by the market. Finished goods inventories consist of raw materials, direct labor, and overhead associated with the manufacture process.

Note 4.    RECEIVABLE FROM CHUNG HWA DEVELOPMENT LIMITED

         The amounts due from Chung Hwa are unsecured, non-interest bearing, and repayable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Certain statements under this item constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II. Item 5(a). Other Information."

           GENERAL

           The Company manufactures, sells and distributes worldwide packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, paper gift boxes and premium and novelty items. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and a 65,000 square-foot warehouse, distribution and light assembly facility in Raritan Center Industrial Park, Edison, New Jersey. The Company has two principal overseas subsidiaries, Leading Edge Packaging, Limited in Hong Kong, an international trading company, and Dongguang Walford Ornaments Packaging Co. Ltd. in China, a manufacturing subsidiary. Dongguang Walford employs 3,000 workers and is considered a fully integrated manufacturing plant, where every phase of the production process and, ranging from making of moulds, metal stamping of shells, injection moulding process and hinge production to powder coating process, are all conducted in-house.

           YEAR 2000 MATTERS

           The Company is currently assessing the impact of the Year 2000 on its information systems, including the year 2000 readiness of those with whom it conducts business, and is developing and implementing a Year 2000 compliance strategy. The Company expects increased spending to bring its systems into Year 2000 compliance, but Year 2000 related expenses are not expected to be material to the Company's results of operations and financial position and will be expensed as incurred. However, if modifications and conversions by the Company and those with whom it conducts buisness are not completed in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, results of operations and financial position.

                          LEADING EDGE PACKAGING, INC.

RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

         Net sales for the three months ended June 30, 1998 were approximately $4,439,000, an increase of $153,000 or 3.6% from approximately $4,286,000 for the three months ended June 30, 1997. Although the Company's first quarter sales were slightly higher, the net income for the quarter had decreased due to the Company's focus on maintaining its market share strategy rather than short term profitability. The Company after reviewing Asia's current economic condition took the position of improving its market share by meeting today's pricing environment, and will further increase its marketing and sales efforts to off-set Asian manufacturing pricing pressure.

         Cost of goods sold for the three months ended June 30, 1998 was approximately $2,768,000, an increase of $389,000 or 16% from approximately $2,379,000 for the three months ended June 30, 1997. As a percentage of net sales, cost of goods sold for the three months ended June 30, 1998 was 62% or 7% higher compared to 55% for the three months ended June 30, 1997. An increase of Cost of Goods Sold to the Net Sales as a percentage was due to price cutting measures to meet competition, thereby it had an impact to the Gross Profit. Such gross margin pressure was partly off-set by the Company's ability, upon completion of the share exchange with Chung Hwa, to increase Gross Profit by eliminating such cost of a 6% and 8% mark-up over the wholesale price as per the "Distribution Agreement" signed between Rich City and the Company.

         Selling, general and administrative expenses for the three months ended June 30, 1998 were approximately $1,233,000, an increase of $132,000 from approximately $1,101,000 for the three months ended June 30, 1997. For the three months ended June 30, 1998, these expenses primarily consisted of additional cost of corporate planning and development, combined selling, general and administrative expenses of the parent Company and its subsidiaries, using the pooling-of-the-interests methods.

         The Company had net income of approximately $333,000 (or $0.06 per share on a fully diluted basis) for the three months ended June 30, 1998, compared to net income of approximately $511,000 (or $0.09 per share on a fully diluted basis) for the three months ended June 30, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operations and borrowing under its credit facilities. The Company's working capital increased to approximately $11,941,000 at June 30, 1998 from $11,509,000 at March 31, 1998. Management expects that cash flows from operating activities and funds available under its credit facilities should be sufficient to support the Company's current business program and seasonal working capital needs for the foreseeable future.

                         LEADING EDGE PACKAGING, INC.

         As a result of the share exchange with Chung Hwa, receivables from Chung Hwa are unsecured non-interest bearing and payable on demand. However, under a letter agreement, dated May 27, 1998, Chung Hwa had deposited 2,250,000 shares of the Company's common stock (1,000,000 of such shares to be issued upon the filing of an amendment to the Company's Certificate of Incorporation, increasing its authorized share capital), together with a stock power executed in blank delivered to Bondy & Schloss LLP, as Agent, to cover a $12,746,000 receivable outstanding from Chung Hwa. (See Exhibit 10 hereto)

PART II.        OTHER INFORMATION

Item 1.         NONE

Item 2.         NONE

Item 3.         NONE

Item 4.         NONE

                          LEADING EDGE PACKAGING, INC.


Item 5.         OTHER INFORMATION

          (a)     Forward-Looking Statements

          Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in other written and oral statements made by or with the approval of an authorized executive officer constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" include any statement which is not of purely historical fact, such as statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact demand for the Company's packaging products; changes in tax laws and regulations; the ability of the Company to implement its market consolidation strategy and to expand its business in the worldwide market; and changes in laws and government regulations applicable to the Company.

                          LEADING EDGE PACKAGING, INC.

Item 6. EXHIBITS and Reports on Form 8-K:
       (a) Exhibits
              10-Letter Agreement dated May 27, 1998, together with stock power executed in blank.
              27-Financial Date Schedule

       (b) Reports on Form 8-K:
              None.

                          LEADING EDGE PACKAGING, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LEADING EDGE PACKAGING, INC.

Dated:  August 12, 1998    By: /S/ Casey K. Tjang
                              -----------------------
                              Casey K. Tjang
                              President, Director, Chief Financial Officer
                              and Secretary

                              Signing on behalf of the registrant as principal accounting officer.