Form 10-Q
period 1998-09-30
LEADING EDGE PACKAGING INC
filed 1998-11-17
CIK 1021549

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended: September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No.: 333-12911

                          LEADING EDGE PACKAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          22-3432883
---------------------------------                         -------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)


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

YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common stock: As of September 30, 1998, the issuer had 4,562,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

Part I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
Item 1. Financial Statements

                             Condensed Combined Balance Sheet               3
                             Six and Three Months Ended
                             September 30, 1998 & 1997

                             Condensed Combined Statement of Income         4
                             Six and Three Months Ended
                             September 30, 1998 and 1997

                             Condensed Combined Statement of Cash Flows     5
                             Six and Three Months Ended
                             September 30, 1998 and 1997

                             Notes to Financial Statements                  6-7

Item 2. Management's Discussion and Analysis of                             7-9
        Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 2. None                                                                  9

Item 5. Other Information                                                    10

Item 6.

SIGNATURES                                                                  11

                          LEADING EDGE PACKAGING, INC.
                        CONDENSED COMBINED BALANCE SHEET
                                 (In Thousands)
                                   (UNAUDITED)

                                                                      September 30,   September 30,
                                                                           1998            1997
                                                                      ------------    ------------
            ASSETS
CURRENT ASSETS
    Cash & cash equivalents                                                 $1,127            $951
    Accounts receivable                                                      2,734           2,296
    Bills receivable (Note 2)                                                1,612             936
    Inventories (Note 3)                                                     8,293           6,590
    Receivable from Chung Hwa Development Holdings Limited (Note 4)         12,416          12,746
    Prepaid expenses and other current assets                                1,006             505
                                                                      ------------    ------------
    Total Current Assets                                                    27,188          24,024
                                                                      ------------    ------------

    Property and equipment, net of accumulation depreciation                 5,362           5,588
    of $3,409 and $3,160                                              ------------    ------------
TOTAL ASSETS                                                               $32,550         $29,612
                                                                      ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                          2,603          $2,425
   Bills payable                                                             5,053           1,251
   Accrued liabilities                                                       2,414           2,154
   Income Taxes payable                                                         78             547
   Short-term borrowings                                                     4,684           5,865
   Current portion of long-term debt                                            21             273
                                                                      ------------    ------------
TOTAL CURRENT LIABILITIES                                                   14,853          12,515
                                                                      ------------    ------------
LONG TERM LIABILITIES
   Deferred income taxes                                                        51              51
   Long-term debt                                                              645             657
                                                                      ------------    ------------
TOTAL LONG TERM DEBT                                                           696             708
                                                                      ------------    ------------
MINORITY INTERESTS                                                           1,550           1,550
                                                                      ------------    ------------
SHAREHOLDERS' EQUITY
   Common Stock, par value $0.01 per share,
     Authorized 5,000,000 shares,
     Issued and outstanding 4,562,500 shares                                    46              46
     Additional paid in capital                                              7,308           7,308
     Retained earnings                                                       8,106           7,494
     Foreign currency translation adjustments                                   (9)             (9)
                                                                      ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                  15,451          14,839
                                                                      ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                   $32,550         $29,612
                                                                      ============    ============

  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                     CONDENSED COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                               Six months ended             Three months ended
                                                 September 30,                 September 30,
                                              1998           1997           1998           1997
                                              ----           ----           ----           ----
Net Sales                                      $9,240         $9,045         $4,801         $4,759

Cost of goods sold                              6,033          4,974          3,265          2,595
                                          -----------    -----------    -----------    -----------
Gross profit                                    3,207          4,071          1,536          2,164

Selling, general, and administrative
   expenses                                     2,572          2,638          1,339          1,537
                                          -----------    -----------    -----------    -----------
Operating income                                  635          1,433            197            627

Interest expense net of interest income          (197)          (185)           (87)          (150)
Other income                                      112             51             66             26
                                          -----------    -----------    -----------    -----------
Income before income taxes                        550          1,299            176            503
                                          -----------    -----------    -----------    -----------
Provision for income taxes                        (62)           446           (103)           161
                                          -----------    -----------    -----------    -----------
Net income                                       $612           $853           $279           $342
                                          ===========    ===========    ===========    ===========
Basic and diluted earnings per share            $0.13          $0.19          $0.06          $0.08
                                          ===========    ===========    ===========    ===========
Weighted average of
   Shares outstanding                       4,562,500      4,562,500      4,562,500      4,562,500
                                          ===========    ===========    ===========    ===========

  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                              (In thousands)
                                                                Six months ended         Three months ended
                                                                  September 30 ,            September 30,
                                                               1998         1997         1998         1997
                                                             ---------    ---------    ---------    ---------
Cash flows from operating activities:
   Net Income                                                     $612         $853         $279         $342
   Adjustment to reconcile net income to net
      Cash provided (used in) activities:
        Depreciation and amortization                              419          316          170          151
   Net increase (decrease) in cash due to
      Changes in current assets and liabilities                  1,774         (170)       4,204       (1,742)
                                                             ---------    ---------    ---------    ---------
   Net cash provided by (used in) operating activities:          2,805          999        4,653       (1,249)
                                                             ---------    ---------    ---------    ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                      (193)         (75)         (49)         (47)
                                                             ---------    ---------    ---------    ---------
   Net cash  used in investing activities:                        (193)         (75)         (49)         (47)
                                                             ---------    ---------    ---------    ---------
Cash flows from financing activities:
   Net Proceeds of short-term borrowings                        (2,172)       1,161       (4,258)       1,025
   Dividend paid to Chung Hwa Group                                 --      (14,249)          --      (14,249)
   Advances from Chung Hwa Group                                    --        9,061           --        9,061
   Repayments of long term debt                                   (264)        (416)          (6)        (355)
                                                             ---------    ---------    ---------    ---------
Net cash (used in) provided by financing activities             (2,436)      (4,443)      (4,264)      (4,518)
                                                             ---------    ---------    ---------    ---------
Effect of exchange rate changes on cash & cash equivalents          --           18           --           18
                                                             ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents               176       (3,501)         340       (5,796)
Cash and cash equivalents at the beginning of period               951        5,100          787        7,395
                                                             ---------    ---------    ---------    ---------
Cash and cash equivalents at the end of period                  $1,127       $1,599       $1,127       $1,599
                                                             =========    =========    =========    =========
Supplemental disclosure of cash flow information:
Interest paid                                                     $211         $259         $101         $178
                                                             ---------    ---------    ---------    ---------
Taxes paid                                                        $351         $853           $0         $488
                                                             ---------    ---------    ---------    ---------

  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of September 30, 1998 and 1997 for the six and three months then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

      On January 23, 1998, Leading Edge entered into a Share Exchange Agreement (the "Agreement") with its ultimate holding company, Chung Hwa Development Holdings Limited ("Chung Hwa"). Chung Hwa is a Bermuda company and its shares are listed on The Stock Exchange of Hong Kong Limited. Pursuant to the Agreement, Leading Edge received all of the issued and outstanding shares of Justrite Investment Limited, ("Justrite") a wholly owned subsidiary of Chung Hwa incorporated in the British Virgin Islands, in exchange for 2,250,000 shares of Leading Edge's common stock valued at $6.00 per share. Justrite is engaged in the manufacturing sale and distribution of packaging products. Leading Edge and Chung Hwa completed the transaction on March 13, 1998, subject to the issuance of 2,250,000 shares of Leading Edge's common stock to Chung Hwa. 1,250,000 of such shares were issued on June 10, 1998, and the remaining 1,000,000 shares are expected to be issued upon amendment of Leading Edge's certificate of incorporation increasing its authorized share capital.

      Leading Edge and Justrite are under common control, the financial statements have been prepared to reflect the combined financial position, results of operations and cash flows of Leading Edge and Justrite for all periods presented at historical cost as if the structure of the Company resulting from the above transactions had been in existence for each of the periods presented.

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

      The results of operations for the six and three-month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1998.

                          LEADING EDGE PACKAGING, INC.

Note 2. Bills Receivable

      Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

      At September 30, 1998, the Company had not factored any bills receivable or accounts receivable with financial institutions.

Note 3. Inventories

      Inventories held for resale are stated at the lower cost, determined by the first-in, first-out method, or value determined by the market. Finished goods inventories consist of raw materials, direct labor, and overhead associated with the manufacture process.

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

      General

The Company manufactures, sells and distributes worldwide packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, and paper gift boxes, premium and novelty items. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and a 65,000 square-foot warehouse and distribution facility and light assembly in Raritan Center Industrial Park, Edison, New Jersey. The Company has two overseas subsidiaries, Leading Edge Packaging, Limited in Hong Kong, an international trading company, and Dongguang Walford Ornaments Packaging Co. Ltd. in China, a manufacturing subsidiary employing 3,000 workers, and it is considered a fully integrated manufacturing plant in this industry, where every phase of the production process, ranging from making of moulds, metal stamping of shells, injection molding process, hinge production to powder coating process, are all conducted in-house

Results of Operations

      Net sales for the six and three months ended September 30, 1998 were approximately $4,801,000, a negligible increase from approximately $4,759,000 for the three months ended September 30, 1997. While the Company's 2nd Quarter's sales deemed unchanged from the same period in 1997, the net income for the Quarter had decreased due to the Company's revised pricing policy of focusing on maintaining its market share strategy rather than a short term profitability. Continued Asian economic downturn, which widely caused other manufacturers to operate for cash flow rather than for profitability, will affect the Company's revenue for the next two quarters to decrease. The decrease is anticipated in view of continuing recession in Asia and in line with the Company's implementation of its strategic plan to over-haul its pricing policy to compete and to consolidate the industry. Meanwhile, the Company's production facilities in China will undergo re-engineering and upgrading to improve efficiency and cost reduction. The Company expects to experience a 30% lower productivity in the course of re-engineering and upgrading process, which takes to complete in three months. The Company believes that the timing of such implementation, which will strengthen its global market penetration, is appropriate, while anticipating some recovery in Asian economy.

      To off-set a short term decline in revenue, the Company has aggressively expanded its marketing team in North America, staffed with seasoned and experienced marketing executives, headed by Mr. John Fee, Senior Vice President. At the same time, the Company entered into a joint marketing agreement with Gatto L.C. Astucci s.r.l of Domegge di Cadore, the oldest and largest optical case manufacturer in Italy to market the Company's product line in North America. The Company will continue to pursue the course of growth by acquisition, whenever it deems appropriate.

      The Company will continue to implement market consolidation strategy, which allows the Company to reduce reliance on traditional importers and distributors in North America and to sell directly to end-users. This will bring savings to end-users by eliminating a layer of middleman add-on profits, and thus present the Company's product line in a more competitive and favorable pricing structure.

                          LEADING EDGE PACKAGING, INC.

      Cost of goods sold for the three months ended September 30, 1998 was approximately $3,265,000, an increase of $670,000 or 26% from approximately $2,595,000 for the three months ended September 30, 1997. As a percentage of net sales, cost of goods sold for the three months ended September 30, 1998 was 68% or 13% higher compared to 55% for the three months ended September 30, 1997. An increase of Cost of Goods Sold to the Net Sales as a percentage was largely due to price cutting measures to meet competition and an increase of local materials cost and revamping production cost, thereby it had an impact to the Gross Profit. Such gross margin pressure will remain for the next three-quarters until completion of planned re-engineering and upgrading process.

      Selling, general and administrative expenses for the three months ended September 30, 1998 were approximately $1,339,000, a decrease of $198,000 from approximately $1,537,000 for the three months ended September 30, 1997. For the three and six months ended September 30, 1998, these expenses primarily consisted of additional cost of corporate planning and development, combined selling, general and administrative expenses of the parent Company and its Hong Kong and China subsidiaries.

      The Company had net income of approximately $279,000 (or $0.06 per share on a fully diluted basis) for the three months ended September 30, 1998, compared to net income of approximately $342,000 (or $0.08 per share on a fully diluted basis) for the three months ended September 30, 1997.

      Liquidity and Capital Resources

      The Company's primary sources of working capital are cash flows from operations and borrowing under its credit facilities. The Company's working capital increased to approximately $12,335,000 at September 30, 1998 from $11,509,000 at September 30, 1997. Management expects that cash flows from operating activities and funds available under its credit facilities will not be sufficient to support the Company's and its subsidiaries in Hong Kong and China's current business program and seasonal working capital needs for the foreseeable future. The lines of credit previously granted to the Company's subsidiaries in Hong Kong and China were withdrawn by Hong Kong Shanghai Bank and Hong Kong Chinese Bank, Hong Kong. The Company currently is in negotiation with its main bank, First Union Bank to increase the existing lines to replace lines of credit that were withdrawn by the two banks aforesaid. Without the additional lines of credit for its subsidiaries, the Company will face serious business impediment in delivering goods to its customers. The primary purpose for additional lines of credit is to satisfy the financial needs of Chinese joint venture partner, who is responsible for payment of workers' wages and is capable to withhold release of finished goods to the Company's customers.

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

Item 6.     None

                          LEADING EDGE PACKAGING, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LEADING EDGE PACKAGING, INC.
                          ----------------------------

Dated:  November 3, 1998            By: /s/ Casey K. Tjang
                                        --------------------------------------
                                        Casey K. Tjang
                                        President, Director, Chief Financial
                                        Officer and Secretary

                                        Signing on behalf of the registrant as
                                        principal accounting officer.