Form 10-Q
period 1998-12-31
LEADING EDGE PACKAGING INC
filed 1999-02-17
CIK 1021549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended:  December 31, 1998
                                               ---------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO.: 0-28868


                           LEADING EDGE PACKAGING, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            Delaware                                     22-3432883
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

  YES /X/   NO / /

State the number of shares outstanding of each of the issuer's classes of common stock: As of December 31, 1998, the issuer had 5,562,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

Item 1.  Financial Statements

             Condensed Balance Sheet                                     3
             Ended December 31, 1998 and March 31,1998

             Condensed Statement of Income                               4
             Nine and Three Months Ended

             December 31, 1998 and 1997

             Condensed Statement of Cash Flows                           5
             Nine and Three Months Ended

             December 31, 1998 and 1997

             Notes to Financial Statements                              6-7

Item 2.  Management's Discussion and Analysis of                        8-9
             Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds

Item 3.  Technical defaults on the Loan Agreement                        11

Item 5.  Other Information                                               11

Item 6.  None

SIGNATURES                                                               12

                          LEADING EDGE PACKAGING, INC.
                             CONDENSED BALANCE SHEET
                                 (In Thousands)
                                   (UNAUDITED)

                                                        December 31,      March 31,
                                                            1998            1998
                                                        ------------    ------------
                             ASSETS
CURRENT ASSETS
    Cash & cash equivalents                             $        367    $        912
    Accounts receivable                                        1,928           2,739
    Bills receivable (Note 2)                                                    836
    Inventories (Note 3)                                       3,138           2,585
    Receivable from related party                                              4,305
    Prepaid expenses and other current assets                    451             163
                                                        ------------    ------------
    Total Current Assets                                       5,884          11,852
                                                        ------------    ------------
    Property and equipment, net of accumulation
    depreciation of $181                                         438           5,588
                                                        ------------    ------------
TOTAL ASSETS                                            $      6,322    $     29,612
                                                        ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                              108    $        167
   Bills payable                                               2,159           1,059
   Accrued liabilities                                           159             419
   Short-term bank borrowings                                  2,986
   Current portion of long-term debt                               4               1
                                                        ------------    ------------
TOTAL CURRENT LIABILITIES                                      5,413           1,646
                                                        ------------    ------------

LONG TERM LIABILITIES
   Convertible subordinated debt                                 350
   Long-term debt                                                 35               4
                                                        ------------    ------------
TOTAL LONG TERM DEBT                                             385               4

SHAREHOLDERS' EQUITY
   Common Stock, par value $0.01 per share,
     Authorized 8,000,000 shares
     Issued and outstanding 5,562,500 shares
      of Common Stock                                            56              56
   Preferred Stock, par value $ 0.01per share
       Authorized 5,000,000 shares (not issued)
   Additional paid in capital (not issued)                     7,039           7,039
   Retained earnings                                          (6,571)          3,107
                                                        ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                       524          10,202
                                                        ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $      6,322    $     11,852
                                                        ============    ============

  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                             Nine months ended                  Three months ended
                                                                December 31,                        December 31,
                                                        ----------------------------        ----------------------------
                                                            1998            1997                1998            1997
                                                        ------------    ------------        ------------    ------------
Net sales                                               $      5,628    $      9,043        $      1,437    $      3,262

Cost of goods sold                                             4,323           5,849               1,274           2,206
                                                        ------------    ------------        ------------    ------------

Gross profit                                                   1,305           3,194                 163           1,056

Selling, general, and administrative expenses                  2,482           1,675               1,206             649
                                                        ------------    ------------        ------------    ------------

Operating income (loss)                                       (1,177)          1,519              (1,043)            407

Net interest income (expense)                                    (61)              2                  (9)            (59)
Liquidation of subsidiary (loss)                              (8,440)                             (8,440)
                                                        ------------    ------------        ------------    ------------

Income before income taxes                                    (9,678)          1,521              (9,492)            348
                                                        ------------    ------------        ------------    ------------

Provision for income taxes                                                       565                (103)            119
                                                        ------------    ------------        ------------    ------------

Net income                                              $     (9,678)   $        956        $     (9,492)   $        229
                                                        ============    ============        ============    ============

Basic and diluted earnings (loss) per share             $      (1.74)   $       0.17        $      (1.70)   $       0.04
                                                        ============    ============        ============    ============

Weighted average of
   Shares outstanding                                      5,562,500       5,562,500           5,562,500       5,562,500
                                                        ============    ============        ============    ============


  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                (In thousands)
                                                             Nine months ended                  Three months ended
                                                                December 31,                        December 31,
                                                        ----------------------------        ----------------------------
                                                            1998            1997                1998            1997
                                                        ------------    ------------        ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                    $     (9,678)   $        956        $     (9,492)   $        229
   Adjustment to reconcile net income to net
      Cash provided (used in) activities:
        Depreciation and amortization                             82              56                  53              20
        Loss on liquidation of subsidiary                      8,440                               8,440
   Net  increase (decrease) in cash due to
       Changes in current assets and liabilities               1,584          (5,040)              2,039          (1,255)
                                                        ------------    ------------        ------------    ------------

  Net cash provided by (used in) operating activities:           428          (4,028)              1,040          (1,006)
                                                        ------------    ------------        ------------    ------------

Cash flows from investing activities:

   Purchase of property, plant and equipment                    (173)            (33)               (173)              0
   Advances to related party                                  (4,135)              0              (2,080)              0
                                                        ------------    ------------        ------------    ------------
   Net cash  used in investing activities:                    (4,308)            (33)             (2,253)              0
                                                        ------------    ------------        ------------    ------------

Cash flows from financing activities:
  Net Proceeds of short-term borrowings                        2,986               0                 486               0
  Proceeds from convertible sub-debt                             350               0                 350               0

 Repayments of long term debt                                     (1)             (1)                 (1)             (1)
                                                        ------------    ------------        ------------    ------------
Net cash (used in) provided by financing activities            3,335              (1)                835              (1)
                                                        ------------    ------------        ------------    ------------

Net increase (decrease) in cash and cash equivalents            (545)         (4,062)               (378)         (1,007)

Cash and cash equivalents at the beginning of period             912           4,734                 745           1,679
                                                        ------------    ------------        ------------    ------------

Cash and cash equivalents at the end of period          $        367    $        672        $        367    $        672
                                                        ============    ============        ============    ============

Supplemental disclosure of cash flow information:

Interest paid                                           $         80    $         64        $         47    $         55
                                                        ------------    ------------        ------------    ------------
Taxes paid                                                         0    $      1,384                   0    $        932
                                                        ------------    ------------        ------------    ------------

  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               December 31, 1998
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of December 31, 1998 and 1997 for the three and nine month period then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

         On December 14, 1998, Justrite Investment Limited ("Justrite"), a wholly owned subsidiary of the Company incorporated in the British Virgin Islands, filed for a voluntary self-liquidation, which was conducted by the independent liquidators, Messrs. Nelson Wheeler, Hong Kong. Justrite is engaged in the manufacturing sale and distribution of packaging products. The Company completed the acquisition transaction of Justrite on March 13, 1998 through the issuance of 2,250,000 shares of Leading Edge's common stock to Chung Hwa.

         The Company's financial statements have been prepared as if the above acquisition of Justrite had never taken place.

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

         The results of operations for the three and nine-month period ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1998 and subsequent filings of 8-K reports to Securities and Exchange Commission.

                          LEADING EDGE PACKAGING, INC.

Note 2.     BILLS RECEIVABLE

            Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

            At December 31, 1998, the Company had not factored any bills receivable or accounts receivable with financial institutions.

Note 3.    INVENTORIES

            Inventories held for resale are stated at the lower cost, determined by the first-in, first-out method, or value determined by the market. Finished goods inventories consist of raw materials, direct labor, and overhead associated with the manufacture process.

Note 4. Loss on liquidation of subsidiary, Justrite Investment Limited.

         On January 23, 1998, the Company entered into a Share Exchange Agreement (the "Agreement") with its ultimate holding company, Chung Hwa Development Holdings Limited ("Chung Hwa"). Chung Hwa is a Bermuda company and its shares are listed on The Stock Exchange of Hong Kong Limited. Pursuant to the Agreement, the Company received all of the issued and outstanding shares of Justrite Investment Limited, ("Jusrite") a wholly-owned subsidiary of Chung Hwa incorporated in the British Virgin Island, in exchange for 2,250,000 shares of the Company's common stock valued at $6.00 per share. Justrite , which was engaged in manufacturing, sale and distribution of packaging products, had a joint venture subsidiary, Dongguan Walford Ornaments Packaging Limited in China. On November 24, 1998, the Chinese joint venture partner, Hua Nan Enterprise Limited unilaterally announced cessation of production and withheld 14 containers of finished goods that resulted in serious disruption of the Company's supply of merchandise to its customers. To preserve and protect its continued business viability, Justrite filed for self-liquidation and claimed on all residual assets due to it, including but not limited receivables from Chung Hwa. The Company has written off its investment and advances to Justrite as shown in the Company's condensed Statement of Income for the nine and three months ended December 31, 1998.

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

         Previously, through its wholly owned subsidiary, Justrite Investment Limited, the Company originally had two overseas subsidiaries, Leading Edge Packaging, Limited ("LEP HK") in Hong Kong, an international trading company, and a manufacturing joint venture, Dongguang Walford Ornaments Packaging Co. Ltd., ("Dongguan Walford"), a mnaufacturing joint venture in China, employing 3,000 workers. The Company held a 60% interest in Dongguan Walford and the other 40% interest was held by a Chinese joint venture partner, Hua Nan Enterprises Limited ("Hua Nan") since 1994. On November 24, 1998, the Company learned that Dongguan Walford had ceased to operate and further withheld 14 containers of finished goods, which rightfully belonged to the Company. The Company took a legal action in China in aneffort to take back the finished goods and also wrote a letter to United States Consul General, Mr. Edward McKeon, seeking his intervention and inquiry to the proper Chinese authority that oversees Dongguan County. On December 14, 1998, Leading Edge Packaging Limited filed for a voluntary liquidation, which was carried out by the independent statutory liquidators, Messrs. Nelson Wheeler, Hong Kong. The Company believes that these events adversely affected its financial condition and results of operation for the three months ended December 31, 1998. The Company has taken steps to reverse the problems in China and to resume production at a new facility.

RESULTS OF OPERATIONS

         Net sales for the nine and three months ended December 31, 1998 were approximately $5,628,000 and $1,437,000, respectively, reflecting a $3,415,000 or 75% decrease from approximately $9,043,000 and a $1,825,000 or 56% decrease from approximately $3,262,000 for the same period ended December 31, 1997. Loss for the third quarter ending December 31, 1998 represents a loss of $1.74 per share or a loss of $1.70 per share for the nine-month period ended December 31, 1998.

          While the Company suffered significant losses for the period ended December 31, 1998 due to sudden disruption of production and delivery of merchandise during the 1998 holiday seasons, the management took measures to safeguard and preserve the Company's business viability of continuing to serve its customers. Among other things management undertook to raise funds for building a new production facility and secondly, to file a petition for voluntary liquidation of Leading Edge Packaging Limited and a claim for all residual assets due to the Company as a major creditor to Leading Edge Packaging Ltd., including but not limited to receivables due from Chung Hwa. As a result, the Company took a onetime write-off of approximately $6.5 million in relation to the liquidation of Leading Edge Packaging Limited, Hong Kong.

                          LEADING EDGE PACKAGING, INC.


         The Company has completed the organization of LEPI (Zhong Shan) Manufacturing Company Limited ("LEPI Zhongshan"), the Company's new wholly-owned foreign enterprise in China. LEPI Zhongshan was established to manufacture the Company's packaging products after the cessation of production at its former China joint venture factor. LEPI Zhongshan manufacturing facility is located at Building Nos. 19 & 20, Hi-Tech Development Area, Zhong Shan Hi-Tech Industrial Development Zone, Zhong Shan City, Guangdong Province, China. The existing facility is a completed industrial building occupying approximately 230,000 square feet. The Company plans to have a fully integrated production facility with on-line computerized production and management control systems. The Company believes that this will be more efficient and cost effective than its previous production facilities.

         The Company anticipates the new facility will be fully operational by the end of March, 1999. Management believes that the absence of a China joint venture partner will result in a more reliable source of production and lower operation costs. In this way, the Company anticipates that its new factory arrangements will represent an improvement over its prior joint venture.

         To off-set a short term decline in revenue, the Company has aggressively made direct sales from existing inventories to new customers in wholesale and retail. At the same time, the Company has been campaigning to retain the majority of its former customers in Europe and North America.

                          LEADING EDGE PACKAGING, INC.


         Cost of goods sold for the three months ended December 31, 1998 was approximately $1,274,000, an increase of $932,000 or 42% from approximately $2,206,000 for the three months ended December 31, 1997. As a percentage of net sales, cost of goods sold for the three months ended December 31, 1998 was 87% or 20% higher compared to 67% for the three months ended December 31, 1997. An increase of Cost of Goods Sold to the Net Sales as a percentage was largely due to the cessation of production in China on November 23, 1998 and thereby substantially reduced shipment and sales for the quarter just ended.

         Selling, general and administrative expenses for the three months ended December 31, 1998 were approximately $1,206,000, an increase of $557,000 from approximately $649,000 for the three months ended December 31, 1997. For the three and six months ended December 31, 1998, increases as a percentage of net sales on these expenses primarily consisted of additional cost of corporate planning and development, combined selling, general and administrative expenses of the Company and its Hong Kong and China subsidiaries coupled with reduced sales caused by sudden cessation of production in China.

         The Company had net loss of approximately $9,492,000 (or $1,70 per share on a fully diluted basis) for the three months ended December 31, 1998, compared to net income of approximately $229,000 (or $0.04) per share on a fully diluted basis) for the three months ended December 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operations and borrowing under its credit facilities. The Company currently is in the process of negotiating a forbearance agreement with its primary banker, First Union National Bank. Until the agreement is reached, the Company is unable to utilize the existing bank line of credit as usual. The Company may face a difficulty to bridge the need of working capital in the near future.

         YEAR 2000 MATTERS

         The Company is currently assessing the impact of the Year 2000 on its information systems, including the year 2000 readiness of those with whom it conducts business, and is developing and implementing a Year 2000 compliance strategy. The Company expects increased spending to bring its systems into Year 2000 compliance, but Year 2000 related expenses are not expected to be material to the Company's results of operations and financial position and will be expensed as incurred. However, if modifications and conversions by the Company and those with whom it conducts business are not completed in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, results of operations and financial position.

                          LEADING EDGE PACKAGING, INC.

PART II.   OTHER INFORMATION

Item 1.    NONE

Item 2. The Company has issued 1,000,000 shares of Preferred Stock to BroadAsia Partners LLC (See Form 8-K filed on January 29, 1999). The Company has used the proceeds from sale of Preferred Shares for rebuilding production facility in China.

Item 3. The Company is in technical default under the Loan Agreement dated September 25, 1997 with First Union National Bank, Edison, New Jersey

Item 4.    NONE

Item 5.    OTHER INFORMATION

      (a)  Forward-Looking Statements

Certain statements in this form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. "Forward-looking statements" include any plans, objectives, goals, strategies and future events and underlying assumptions thereof. Such forward looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, future results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact demand for the Company's packaging products; changes in tax laws and regulations; the ability of the Company to implement its market consolidation strategy and to expand its business in the worldwide market; the ability of the Company to shift its production to another source of supply; and changes in laws and government regulations applicable to the Company.

     (b) Officers of the Company have attended a hearing with The Nasdaq Stock Market, Inc. Listing Qualifcations Panel and have submitted additional information which was requested by the panel. The listing status of the Company is still under review, pending a complete review by the panel.

Item 6.    NONE

                          LEADING EDGE PACKAGING, INC.




                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEADING EDGE PACKAGING, INC.

Dated:  February 16, 1999                By: /s/ Casey K. Tjang
                                            ------------------------------------
                                            Casey K. Tjang
                                            President, Director, Chief Financial
                                            Officer and Secretary

                                            Signing on behalf of the registrant
                                            as principal accounting officer.