Form 10-K
period 1999-03-31
LEADING EDGE PACKAGING INC
filed 1999-07-19
CIK 1021549

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 0-28868

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

176 Northfield Ave., Bldg. 409, Raritan Ctr., Edison, NJ 08837
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (732) 225-6868

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $1.25 last sales price reported by NASDAQ/NMS on April 13, 1999, was $1,796,875.

As of June 30, 1999 the registrant had issued and outstanding 5,562,500 shares of Common Stock, which include 2,250,000 shares of common stock which are currently held in the name of Bondy & Schloss LLP, the Company's counsel, subject to direction by the officers of the Company and are deemed non-voting.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents, or indicated portions thereof, have been incorporated herein by reference:

      (1) Information in the Registrant's definitive proxy material for its 1999 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the Registrant's fiscal year ended March 31, 1999.

                                     PART I

Item 1. Business

General

      Leading Edge Packaging, Inc. ("Leading Edge"), together with its subsidiaries described below (collectively, the "Company"), manufactures and distributes packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal and plastic jewelry cases, optical cases, pouches and bags, and paper gift boxes. The Company also sells display units for retail merchandising of jewelry, watches, eyeglasses, pens, cosmetics and gold coins. The Company manufactures its products primarily in its manufacturing facility in China and distributes them in North America, Europe, Asia and the Middle East. The Company's customers are mainly wholesalers and distributors of packaging products and consumer product manufacturers. Leading Edge purchases substantially all of its inventory from LEPI China Limited ("LEPI-China"), a Hong Kong company and the Company's wholly-owned subsidiary. LEPI-China is the direct parent of LEPI (Zhong Shan) Manufacturing Company Limited ("LEPI Manufacturing"), the Company's China-based wholly-owned manufacturing subsidiary.

      As part of its marketing strategy, the Company's goal is to consolidate the process by which high-end packaging products are distributed in North America and, through its subsidiaries, in Europe, Asia and the Middle East. The Company intends to accomplish this by purchasing and customizing high quality packaging products from the Company's low-cost Asian manufacturing subsidiaries and distributing the products in North America and, through its distribution subsidiaries, in Europe, Asia and the Middle East.

      To effect this strategy in North America, the Company leases a 2,000 square-foot office and showroom in the Empire State Building in New York City, and a 35,000 square-foot warehouse and distribution center in Raritan Center, Edison, New Jersey, for the Company's warehousing, customization and distribution operations. The Company believes that its warehousing and customizing capabilities located in the United States, coupled with its Asian low-cost manufacturing supply, give it an advantage over its competitors in the North American market by enabling the Company to fill orders and customize products on a "just in time" basis. The Company also believes that its manufacturing facilities in Asia allow it to capitalize on lower production costs obtainable overseas, while maintaining the high quality of its products.

      The Company follows industry practice regarding its general working capital and inventory. The Company maintains an inventory of finished goods in its New Jersey warehouse of between $2 million and $3 million to cover an adequate inventory level for the packaging products it intends to distribute to the North American retail market. This is generally adjusted upwards or downwards and the composition revised in accordance with market demand. Its inventory level of raw materials and components are targeted at a minimum of $6 million and will increase as its turnover increases. Management's objective is to maintain a 5-6 times turnaround on its inventory. The Company has approximately $2.3 million in confirmed backlog orders.

      Historically, the Company has maintained trade terms in line with the industry and sold on COD, letter-of-credit and 30-90 days credit terms based on the financial standing and history of each customer. Where the Company is promoting a certain category of packaging products or when it is promoting the sale of a certain type of material, the Company will consider extended payment terms on a case by case basis. The Company currently purchases most of its raw materials on either a COD, letter of credit or cash basis and is operating with virtually no banking facilities. This, coupled with the terms being extended to its customers, results in working capital shortfalls. The Bank of Central Asia discounts the Company's bills receivable on a case by case basis, but management does not believe that the Company can rely on this.

      In the United States, the Company is attempting to phase out its reliance upon customers who themselves are distributors of packaging products and has embarked on a more aggressive direct marketing campaign to OEM customers. The Company hopes to establish more direct distribution channels to the consumer product manufacturers who use its packaging and other products. The Company cannot be certain that it will succeed in this attempt to reach the OEM market directly or that doing so will automatically increase its sales. In addition, as a result of the recent disruption in production of the Company's packaging products (which is discussed in greater detail below), the Company may have difficulty reestablishing the OEM customer base which it has thus far developed.

The Company's Subsidiaries

LEPI China Holdings, Inc.

      LEPI China Holdings, Inc. ("LEP Holdings") is a Delaware corporation and Leading Edge's wholly-owned subsidiary. LEP Holdings serves solely as a holding company for the Company's overseas subsidiaries.

LEPI China Limited

      LEPI China Limited ("LEPI-China") is a wholly-owned subsidiary of LEPI Holdings and is incorporated in Hong Kong. LEPI-China coordinates the distribution of packaging products produced by its subsidiary to its customers throughout Europe, the Middle East, and Asia and, through Leading Edge, to North America. LEPI-China has a sales force in Hong Kong to deal directly with its Asian and European customers. The packaging products distributed by LEPI-China are essentially the same types of products distributed by Leading Edge in North America. LEPI- China owns 100% of the capital stock of LEPI Manufacturing.

LEPI (Zhong Shan) Manufacturing Company Limited

      LEPI (Zhong Shan) Manufacturing Company Limited ("LEPI Manufacturing") is a wholly foreign owned enterprise in the People's Republic of China, formed under China's Wholly Foreign Owned Enterprise Law. LEPI Manufacturing operates the Company's factory located in China's National Zhongshan Torch Hi-Tech Industrial Developmental Zone. The factory, which occupies approximately 230,000 square feet, can employ approximately 2,500 workers and is managed with a focus on worker safety and welfare. Currently, the Company has approximately 1,880 workers at the factory. It is a fully integrated plant which is equipped with computerized injection molding machines, automatic printing equipment, automatic stamping presses, an automatic vacuum forming machine, high precision paper cutters, CNC wire cutters, a high precision milling machine, a lathe, sewing machines and heating conveyor systems to air dry all products. The Company believes that it is the only plant in the industry which has its own fully equipped laboratory including a spectrometer, gas chromatograph, ph microprocessor, colorimeter, hardness tester, bonding/stress tester and a titration system which enables the testing of all raw materials to meet specific standards. The plant is designed to improve productivity and efficiency over that of the Company's prior joint venture factory. The Company believes that this is important in order for it to remain competitive in the industry and position the Company for future growth.

LEP Products, Inc.

      LEP Products, Inc. was engaged in the sale and distribution of watches and plastic gift bags and was the exclusive distributor of Hang TenTM brand watches in the United States. In October 1998, the Company ceased distribution of Hang TenTM watches when the licensee from whom it sub-licensed these watches entered liquidation in Hong Kong. As a result of the termination of its sub-license, this subsidiary currently conducts no operations.

LEP Marketing & Sales, Inc. and LEP Distributors, Inc.

      In addition to its operating subsidiaries described above, the Company has two wholly-owned subsidiaries in the United States, each of which is incorporated in Delaware. These are LEP Marketing & Sales, Inc. and LEP Distributors, Inc. To date, neither LEP Marketing & Sales nor LEP Distributors, Inc. has commenced operations.

Justrite Investments Limited

      Justrite Investments Limited previously served as the investment holding company for the Company's other overseas operating subsidiaries. Justrite has ceased its activities due to the liquidation of all of its operating subsidiaries. See "Recent Developments".

Leading Edge Packaging Limited (Hong Kong)

      Leading Edge Packaging Limited ("LEP-Hong Kong") was formerly the primary operating subsidiary of Justrite. LEP-Hong Kong is currently in liquidation in Hong Kong. See "Recent Developments".

Breakspear Limited

      Breakspear Limited was the holding company for the Company's interest in its joint venture in China. Because of the liquidation of the joint venture, Breakspear Limited currently conducts no operations. See "Recent Developments".

Recent Developments

      The past year has been a tumultuous one for the Company in which it has faced many challenges, including the cessation of operations of its China joint venture manufacturing facility, establishment of a new, wholly owned manufacturing subsidiary in China, litigation with its former majority stockholder, liquidation of a major subsidiary and establishment of a new corporation to fulfill the functions of that subsidiary. The Company's stock was delisted from trading on the Nasdaq National Market effective April 14, 1999. In addition, the Company received an investment of capital from a preferred stockholder which now holds a controlling interest. It has been a year of unanticipated changes and of rebuilding and reshaping the Company's business.

Share Exchange Agreement

      On January 23, 1998, Leading Edge entered into a Share Exchange Agreement (the "Share Exchange Agreement") with its then corporate parent, Chung Hwa Development Holdings Limited, a Bermuda company ("Chung Hwa"). Chung Hwa is currently undergoing a creditors' restructuring. Pursuant to the Share Exchange Agreement, the Company received all of the issued and outstanding shares of Justrite Investments Limited, then a wholly owned subsidiary of Chung Hwa, in exchange for 2,250,000 shares of Leading Edge's common stock, which at the time was valued at $6.00 per share for purposes of the transaction (the "Exchange").

      Justrite was the parent corporation of Leading Edge Packaging Limited (f/k/a Rich City International Packaging Limited), a Hong Kong company ("LEP-Hong Kong"), which had previously been the Company's supplier of packaging products for distribution in North America. LEP-Hong Kong distributed its own packaging products in other parts of the world, including Europe, the Middle East and Asia. Justrite also owned several other subsidiaries, including Breakspear Limited, a British Virgin Islands company, which in turn held a 60% interest in a joint venture in the People's Republic of China. The Company believed that the acquisition would enable it to consolidate the manufacture and distribution of its packaging products and to expand its sales into additional territories.

      After the closing of the Exchange, the Company discovered certain liabilities incurred by Chung Hwa in the name of LEP-Hong Kong which were not settled. Pursuant to a letter agreement by and between Leading Edge and Chung Hwa, the 2.25 million shares due Chung Hwa under the Share Exchange Agreement were issued in the name of Chung Hwa but were delivered, along with executed stock powers, to Company counsel for safe keeping. The letter agreement contemplated that the shares would be disposed of and the proceeds used to satisfy the debt owed by Chung Hwa to LEP- Hong Kong. The Company has explored various possibilities for disposing of the shares, but it has not disposed of them to date. The letter agreement also placed the shares under the control of the Company's management. These shares are currently held in the name of the Company's counsel subject to instructions from the Company's officers.

Dispute with China Joint Venture Partner; Cessation of Production and Establishment of New Production Facility

      The failure of Chung Hwa to pay its debt to LEP-Hong Kong led to a working capital shortfall in the China joint venture factory. The Company's management discussed with Chung Hwa the possibility of disposing of all of its interest in the Company, including shares held by it prior to the Exchange, but such a disposition never occurred. In addition, the Company entered negotiations with its China joint venture partner for a buy-out by the Company of the joint venture partner's interest in the joint venture. This would have placed the factory under the control of a wholly foreign-owned enterprise which in turn would have been under the exclusive control of the Company. This would have saved the Company the expense of the management fees it was required to pay to the joint venture partner.

      However, in November 1998, these negotiations collapsed as the joint venture partner alleged that the Company owed it $300,000 in unpaid wages. The joint venture partner unilaterally acted to seize the factory and its assets, including its inventory of finished packaging products, 60% of which belonged to the Company. This action by the joint venture partner resulted in the cessation of production at the factory. Because this factory was the Company's sole source of supply for its packaging products, the cessation of production caused a major disruption in the Company's business and a significant loss of revenue. The Company instructed its legal counsels in both Hong Kong and China to file claims on the assets of the joint venture to which it is entitled by virtue of its 60% interest in the joint venture. The Company continues to pursue litigation against its former joint venture partner with assistance from the Commercial Services division of the U.S. Consul General in Guangzhou, China. While the Company is pursuing these claims, the probability of reclaiming the assets it lost in the seizure by its joint venture partner is highly uncertain due to the complexity of Chinese law.

      The disruption in the Company's business was compounded by the non-payment of the debt owed by Chung Hwa. This was a major setback for the Company. The Company learned that Chung Hwa was insolvent. In December 1998, the Company's management determined that it was in the best interests of the Company to appoint liquidators to wind up LEP-Hong Kong and let the liquidators collect the debt owed by Chung Hwa to LEP-Hong Kong. Leading Edge is a creditor in the liquidation because of certain trade advances that it made to LEP-Hong Kong in the approximate amount of $6.8 million.

      The Company formed LEPI China Limited, a Hong Kong company ("LEPI-China"), in December 1998 to assume the functions which LEP-Hong Kong had previously provided for the Company in coordinating the manufacture and distribution of the packaging products. In addition, in January 1999, the Company formed LEPI (Zhong
Shan) Manufacturing Company Limited ("LEPI Manufacturing"), a wholly owned foreign enterprise under the Wholly Owned Foreign Enterprise Law of the Peoples Republic of China. The Company, through LEPI Manufacturing, has established a new factory located in China's National Zhongshan Torch Hi-Tech Industrial Developmental Zone. The lease on the plant was executed by mid January 1999. In February, the Company commenced improvements to the factory and recruitment and training of workers. The factory was fully completed and operational by early April 1999. The Company hosted a grand opening ceremony on April 20, 1999, which was attended by customers and suppliers from around the world, officials from the U.S. Consulate General of Guangzhou and various Chinese government officials and dignitaries.

      The factory occupies approximately 230,000 square feet, can employ up to approximately 2,500 workers and is managed with a focus on worker safety and welfare. It is a fully integrated plant which is equipped with computerized injection molding machines, automatic printing equipment, automatic stamping presses, automatic vacuum forming machine, high precision paper cutters, CNC wire cutters, a high precision milling machine, a lathe, sewing machines and heating conveyor systems to air dry all products. The Company believes that it is the only plant in the industry which has its own fully equipped laboratory including a spectrometer,gas chromatograph, ph microprocessor, colorimeter, hardness tester, bonding/stress tester and a titration system which enables the testing of all raw materials to meet specific standards. The plant is designed to improve productivity and efficiency over that of the Company's prior joint venture factory. The Company believes that this is important in order for it to remain competitive in the industry and position the Company for future growth.

Issuance of Preferred Stock

      In order to solve its liquidity problems, the Company sought help from its regular banker. The bank orally notified the Company that it planned to suspend its lines of credit and requested more collateral. The Company's management turned to other sources and secured a verbal commitment from BroadAsia LLC, an affiliate of Broadmark Capital Corporation, to provide it with funds to finance the new factory. BroadAsia agreed in principle to provide financing, but, in exchange, it required preferred stock and some assurance as to the continuity of the Company's management. Specifically, BroadAsia required that the preferred stock have supervoting rights in all matters to be voted on by the stockholders. In addition, the preferred stockholders are entitled to elect two representatives to the Company's board of directors and any successors of their representatives.

      The Company considered the proposal by BroadAsia, and, on December 7, 1998, the Company's board of directors voted unanimously to designate the Preferred Stock and to issue it in accordance with the terms negotiated with BroadAsia. The officers then proceeded, on direction from the board of directors, to complete the negotiations with BroadAsia. The Company created three series of preferred stock, Series A, B and C 8% Redeemable Preferred Stock, for issuance to BroadAsia and other investors. BroadAsia at that time had agreed to purchase 1,000,000 shares of the Series A 8% Redeemable Preferred Stock. In accordance with BroadAsia's proposal, the voting rights of each series were as follows: Series A, ten votes per share, Series B, five votes per share, and Series C, three votes per share.

      While the details of the issuance were finalized, BroadAsia advanced the Company the purchase price of $750,000 to deal with the situation in China, which at that time had become critical. The provincial leaders in Dongguan Province, where the Company's former joint venture was located, had begun to damage the Company's reputation in Zhong Shan, where the Company was attempting to establish a wholly owned foreign enterprise and to obtain a lease for factory space. The Company needed to show the authorities in Zhong Shan that it had sufficient funds on account to satisfy the obligations it would incur by establishing the new production facility. To address this need while the details of the Preferred Stock issuance were finalized, BroadAsia advanced the purchase price of the Preferred Stock to the Company, in two separate installments, pursuant to two demand notes. The Company and BroadAsia had an understanding that the Company would not spend the proceeds until the issuance of the Preferred Stock was complete. The shares were finally issued as of January 25, 1999.

      On January 8, 1999, the Company had to make an earnest money payment on its lease to the Zhong Shan authorities. Notwithstanding the cuts it had made to costs in its U.S. operations, the Company was also struggling to meet its obligations for its New York and New Jersey facilities and to its creditors. The Company was coming under increasing pressure from its bankers to pay down its loans or offer more collateral, neither of which was possible. Although it had agreed not to use the proceeds until the Series A Preferred Stock was issued, the Company, with the consent of BroadAsia, of necessity used $100,000 of the proceeds on deposit from BroadAsia.

      The Company has filed a new Certificate of Designations designating Series A, B and C 8% Cumulative Redeemable Preferred Stock, which is intended to replace the originally designated Series A, B and C 8% Redeemable Preferred Stock. The Company has issued 500,000 shares of Series B 8% Cumulative Redeemable Preferred Stock to BroadAsia and 500,000 shares of Series C 8% Cumulative Redeemable Preferred Stock to two other investors. The Series B shares were funded in February 1999 and the Series C in March 1999. In addition, BroadAsia is exchanging the 1,000,000 shares of Series A 8% Redeemable Preferred Stock for 1,000,000 shares of Series A 8% Cumulative Redeemable Preferred Stock. Once the exchange of the Series A shares is complete, the Company plans to file a Certificate Eliminating Reference to the original Series A, B and C 8% Redeemable Preferred Stock from its certificate of incorporation.

Dispute with Chung Hwa

      In addition to the dispute with the Company's joint venture partner, Chung Hwa began sending threatening letters to management in late November and December 1998. The letters suggested that Chung Hwa would try to unwind the Share Exchange Agreement. Management believed that Chung Hwa was attempting to "build" its own balance sheet, at the Company's expense, in order to salvage its own business which was facing severe financial difficulties in Hong Kong.

      As of December 3, 1998, ABSA Asia Limited ("ABSA"), a creditor of Chung Hwa, obtained voting control over the 1,875,000 shares then held in the name of Chung Hwa and also had the power to transfer such shares into its own name, both by operation of a certain Share Mortgage, dated December 3, 1998. Under the Share Mortgage, Chung Hwa had pledged the 1,875,000 shares as collateral to ABSA.

      On December 12, 1998, the directors and officers of the Company began receiving notices from Chung Hwa that it had taken action on December 10, purportedly as majority stockholder, to oust the board and install its own slate of directors, who in turn had elected replacement officers. Chung Hwa no longer had the right to vote as the majority stockholder on December 10, 1998. In addition to its Share Mortgage in favor of ABSA, Chung Hwa had also pledged back to the Company the 2,250,000 shares of the Company's Common Stock, which it had received in the share exchange, which were intended to be sold and the proceeds used to pay the debt to LEP-Hong Kong (now in liquidation). As a result, Chung Hwa had no voting rights in the Company's stock. Nevertheless, Chung Hwa brought an action in Delaware Chancery Court to determine who were the proper directors and officers of the Company. The action was subsequently dismissed. Because of this action by Chung Hwa, in the midst of the turmoil in China and management's negotiation of the terms of the Preferred Stock issuance, the Company had to devote time and resources to defending the baseless suit. This exacerbated the Company's troubles.

Nasdaq De-Listing

      Effective April 14, 1999 the Company's securities are no longer listed on the Nasdaq National Market. In a letter received by the Company from Nasdaq, the Nasdaq staff indicated that the Company's securities were removed from listing due to its inability to regain compliance with certain maintenance criteria required for listing on the National Market. The letter also referred to the Company's financing activities described above which were intended to provide liquidity for its continuing operations. The Company's officers are working with counsel to address these compliance issues and possibly to secure listing of the Company's Common Stock on an alternative trading market. There can be no assurance that the Company will be able either to regain compliance or to obtain listing on another market.

Competition

      The Company is aware of 20 substantial foreign-based manufacturers and of ten North American distributors whose products are in direct competition with various of its packaging products. The Company believes that the cost of manufacturing packaging products in North America and Europe is relatively high, causing manufacturers to seek out overseas suppliers to fill their orders.

      The Company believes that it will be able to compete by having the flexibility to respond quickly to orders and catering to changes in customers' design specifications; by endeavoring to offer a wider range of products than its competitors; and by capitalizing on lower production costs obtainable in Asia, while maintaining the high quality of its products. The Company believes it can offer its North American customers a quick response time on short orders because of its customization facilities in the United States.

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

      Competition in the packaging products industry has recently intensified in Asia as a result of the economic crisis which has plagued the region over the past several months. This has caused demand for packaging products in Asia to decline. In addition, it has caused other Asian producers and distributors of packaging products in Asia to lower their prices in order to maintain liquidity.

Significant Customers

      Two customers, Rocket Jewelry Box Inc. and Gatto L. & C. Astucci Srl., accounted for 35%, and 17%, respectively, of the Company's sales for the year ended March 31, 1999. Because Rocket Jewelry Box Inc is itself a distributor of packaging products, the Company has reduced its business with Rocket during the current fiscal year as it moves forward with its direct marketing strategy. These two customers' percentages are mainly based on North American sales during the fiscal year because all international sales, except for those conducted through LEPI China after the liquidation of LEP-Hong Kong (which were insignificant), were not accounted for in the Company's financial statements due to the unavailability of records for them. The Company believes that inclusion of international sales would significantly reduce the percentage for Rocket and slightly increase the percentage for Gatto L. & C. Astucci Srl. For the year ended March 31, 1998, two customers, Rocket Jewelry Box Inc. and Talbot's (Birmingham) Limited, each accounted for 10% of the Company's revenues.

Government Regulation: Import/Export

      China currently enjoys Normal Trade Relations ("NTR") status (formerly known as "Most Favored Nation" status) granted by the United States, which results in imports into the United States from China being subject to the lowest applicable tariffs. The United States annually reconsiders the renewal of NTR trading status for China. There can be no assurance, however, that the China's NTR status will be renewed in future years. The Company believes that the non-renewal of NTR trading status would adversely affect the pricing of any inventory of the Company consisting of products manufactured within China. Failure by the United States to renew China's NTR status, could cause an increase in the cost to import packaging products to Hong Kong from China, and, after transfer of sovereignty over Hong Kong, from Hong Kong to the United States.

      At current rates an import duty of between 5% and 20% will be payable by the Company on the import price of metal and plastic cases imported into the U.S. and Canada. If the PRC were to lose NTR status, then the Company's products may be subject to higher tariffs and import duties in the U.S. Although it is not possible to quantify the potential impact of higher tariffs and duties, the Company believes that, due to the comparatively low cost of production in China, it would be able to withstand an increase in tariffs while still being able to compete profitably in the U.S. market.

Raw Materials

      The Company historically has obtained raw materials for the packaging products mainly from the United States, Korea, Japan and other countries in Europe and Asia. In order to save shipping and other costs, the Company has recently begun to shift its raw materials purchases to sources located in China. The Company has never experienced a shortage of materials as it attempts to maintain an alternative source for each material it uses. For example, Styrene, velour and ecosuede can all be sourced form the United States, Europe or Taiwan; steel can be sourced from Korea, Japan or China; and plastic resins can be sourced from Taiwan, Thailand or Japan.

Employees

      As of March 31, 1999, the Company employed approximately 2,000 employees (including employees of LEPI-China). These employees include 16 staff in the United States, 11 staff in Hong Kong and the balance at the Company's facilities in China. In the United States, the Company has five management level employees, six marketing and sales personnel, four accounting, administrative and supervisory personnel and three light assembly and distribution workers. LEPI-China currently has approximately 2,000 employees, including 18 employees at the management level, 100 administrative, accounting and supervisory employees and approximately 1,880 employees who make and distribute the packaging products.

Financial Information about Foreign and Domestic Operations and Export Sales

      Justrite is engaged in one business segment which is the manufacture, sale and distribution of packaging products. An analysis of sales by geographic destination for the years ended March 31, 1998, 1998 and 1997 follows:

--------------------------------------------------------------------------------
Net sales:                            1999               1998               1997
--------------------------------------------------------------------------------
North America                      $ 6,067            $11,309            $12,987
--------------------------------------------------------------------------------
Europe                                 303              5,177              5,908
--------------------------------------------------------------------------------
Asia and others                         45              5,782              4,984
--------------------------------------------------------------------------------
                                     6,415             22,268             23,880
--------------------------------------------------------------------------------
                                 (In Thousands)

      The following are the Company's operating data by geographic area:

--------------------------------------------------------------------------------
                                       1999               1998              1997
--------------------------------------------------------------------------------
Net sales:
North America                      $  6,067           $ 11,309          $ 12,987
--------------------------------------------------------------------------------
Hong Kong and other
parts of China                          348             10,959            10,893
--------------------------------------------------------------------------------
                                      6,415             22,268            23,880
--------------------------------------------------------------------------------
Operating (loss) income:
North America                       (12,842)             1,611             3,359
--------------------------------------------------------------------------------
Hong Kong and other
parts of China                       (5,342)             2,042             1,802
--------------------------------------------------------------------------------
                                    (18,184)             3,653             5,161
--------------------------------------------------------------------------------
Assets at end of year:
North America                         4,358              8,568            13,867
--------------------------------------------------------------------------------
Hong Kong and other
parts of China                        3,085             21,044            29,740
--------------------------------------------------------------------------------
                                      7,443             29,612            43,607
--------------------------------------------------------------------------------
                                 (In Thousands)
Item 2. Properties

Leases

      Leading Edge leases a 2,000 square-foot space for its offices and showroom in the Empire State Building, 350 Fifth Avenue, Suite 3922, New York, New York for a five-year period commencing July 1, 1996 at an annual rent of $42,096. The Company also has leased for the warehousing and customization of its products a 33,000 square-foot facility in Raritan, New Jersey, for a period of five years commencing November 1, 1996, at an annual rent of $150,336 plus 30% of certain common charges for the building in which the facility is located. The facility was expanded for a time to 65,000 square feet, but effective July 1, 1999, the Company has surrendered its lease for the additional space.

      LEPI China leases approximately 3,400 square feet of office space and approximately 4,000 square feet of warehouse space in Hong Kong at an aggregate annual rent of approximately $89,620.92. LEPI Manufacturing leases factory space of approximately 226,000 square feet for its manufacturing facility in Zhongshan, China at an annual rent of approximately $317,800.20. In addition, LEPI Manufacturing leases residential spaces near the factory in Zhongshan for workers' dormitories. Leases on this space total approximately $182,326.56 in aggregate annual rent.

Item 3. Legal Proceedings

United States

      The Company has filed a complaint against Boxco Ltd. for non-payment of invoices for goods sold to Boxco in the amount of $97,666 plus interest and consequential damages. The Company has made full provision for non-recoverability of this debt in its financial statements. In addition, the Company has filed a motion for summary judgment in lieu of complaint against Astucci U.S. Limited for a claim in the amount of $154,272.20 plus interest and fees. The claim arises out of a prior Settlement Agreement under which Astucci had agreed to pay certain amounts in settlement of invoices for goods sold. The Company has not yet received a response to its motion, which response was due July 13, 1999.

      On December 12, 1998, the directors and officers of the Company began receiving notices from Chung Hwa that it had taken action on December 10, purportedly as majority stockholder, to oust the board and install its own slate of directors, who in turn had elected replacement officers. Chung Hwa no longer had the right to vote as the majority stockholder on December 10, 1998. In addition to its Share Mortgage in favor of ABSA, Chung Hwa had also pledged back to the Company the 2,250,000 shares of the Company's common stock, which it had received in the share exchange, which were intended to be sold and the proceeds used to pay the debt to LEP-Hong Kong (now in liquidation). As a result, Chung Hwa had no voting rights in the Company's stock. Nevertheless, Chung Hwa brought an action in Delaware Chancery Court to determine who were the proper directors and officers of the Company. The action was dismissed on January 18, 1999. No further action has been taken on this matter. See "Item 1. Business--Recent Developments".

China and Hong Kong

      In November 1998, the Company's China joint venture partner alleged that the Company owed it $300,000 in unpaid wages. The joint venture partner unilaterally acted to seize the factory and its assets, including its inventory of finished packaging products 60% of which belonged to the Company. This action by the joint venture partner resulted in the cessation of production at the factory. Because this factory was the Company's sole source of supply for its packaging products, the cessation of production caused a major disruption in the Company's business and a temporary but significant loss of revenue. The Company instructed its legal counsels in both Hong Kong and China to file claims on the assets of the joint venture to which it is entitled by virtue of its 60% interest in the joint venture. The Company estimates that these assets had a value of approximately $6,100,000. The Company continues to pursue litigation against its former joint venture partner, but whether it will ever recover the amount owed it is uncertain. See "Item 1. Business--Recent Developments".

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      The range of the high and low sales prices per share of the Leading Edge's Common Stock during the last fiscal year, as reported by the National Market, is set forth below:

                                                            High     Low
                                                            ----     ---
      Fiscal 1997
        3rd Quarter ....................................    7        6.25
        4th Quarter ....................................    7        5

      Fiscal 1998

        1st Quarter ....................................    6.5      5.125
        2nd Quarter ....................................    6.438    5
        3rd Quarter ....................................    6.438    6.25
        4th Quarter ....................................    6.875    5.25

      Fiscal 1999

        1st Quarter ....................................    5.282    5.056
        2nd Quarter ....................................    2.292    2.138
        3rd Quarter ....................................    1.203    1.104
        4th Quarter ....................................    1.017     .912

      Effective April 15, 1999, Leading Edge's shares were delisted from the Nasdaq National Market. No public market currently exists for trading Leading Edge's stock.

      As of June 18, 1999, there were approximately 351 beneficial holders of record of Leading Edge's Common Stock.

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

Item 6. Selected Financial Data

      The selected financial data for the three years ended March 31, 1999 is qualified by and should be read in conjunction with the Company's combined financial statements and notes thereto and "Management's Discussion and Analysis of financial Condition and Results of Operations" appearing elsewhere herein.

================================================================================
                           Fiscal Year ended March 31,
                 (In thousands, except selected operating data)
                 ----------------------------------------------
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                             1999          1998         1997         1996          1995
                             ----          ----         ----         ----          ----
Income Statement
Data:
---------------------------------------------------------------------------------------
      Net sales       $     6,415    $   22,268   $   23,880   $   21,972   $    16,692
---------------------------------------------------------------------------------------
      Gross (loss)
      profit                  (70)       10,601       11,144        9,868         7,038
---------------------------------------------------------------------------------------
      Operating
      (loss) income       (18,184)        3,653        5,161        4,792         2,139
---------------------------------------------------------------------------------------
      (Loss) income
      before income
      taxes               (18,311)        3,388        5,079        4,693         2,076
---------------------------------------------------------------------------------------
      Income taxes         (1,560)          125        1,329          192          (110)
---------------------------------------------------------------------------------------
      Net income          (16,751)        3,263        3,750        4,501         2,186
---------------------------------------------------------------------------------------
      Net (loss)
      income per
      common share    $     (3.01)   $     0.59   $     0.82   $     2.00   $      0.97
---------------------------------------------------------------------------------------
      Weighted
      average
      common shares
      outstanding       5,562,500     5,562,500    4,597,603    2,250,000     2,250,000
=======================================================================================
Balance Sheet
Data:
---------------------------------------------------------------------------------------
      Working
      Capital
      (deficiency)    $    (2,130)   $   11,508   $   22,309   $   11,013   $     6,443
---------------------------------------------------------------------------------------
      Total assets          7,443        29,612       43,607       28,597        18,230
---------------------------------------------------------------------------------------
      Total
      liabilities           9,366        13,224       16,243       11,013         6,188
---------------------------------------------------------------------------------------
      Minority
      Interests                --         1,550        1,552        1,554         1,554
---------------------------------------------------------------------------------------
      Stockholders
      equity               (1,923)       14,838       25,812       14,990        10,488
=======================================================================================

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

      The Company has faced a number of major unanticipated setbacks during the past fiscal year, which have had a strong impact on its results of operations and financial condition. The temporary cessation of production of its packaging products due to the closing of its joint venture factory in China caused a major disruption in sales for the third and fourth quarters of the fiscal year. In addition, the Company's wholly-owned subsidiary in Hong Kong, Leading Edge Packaging Limited ("LEP-Hong Kong"), entered voluntary liquidation. Because of the liquidation of both LEP-Hong Kong and the China joint venture, certain books and records of the Company were not accessible at year end to enable the Company and its auditors to determine the net asset value of these subsidiaries in liquidation and their results of operations for the period from April 1, 1998 to the date of their entry into liquidation. Therefore, the financial statements for the year ended March 31, 1999 have been prepared as if these subsidiaries had been equity accounted as an unconsolidated subsidiary up to September 30, 1998, the latest date for which information was available, and a loss calculated as of that date representing the Company's interest in the net assets of these subsidiaries. Thus these financial statements reflect a drastic reduction in sales and a net operating loss. The Company does not expect any residual value from the subsidiaries in liquidation and is writing off any remaining assets to the income statement.

Results of Operations

Comparison of Year Ended March 31, 1999 to Year Ended March 31, 1998

      Net Sales decreased $15,853,309 (71%) from $22,267,966 in fiscal 1998 to $6,414,657 in fiscal 1999. This decrease was primarily due to the discontinuation of operations at the Company's joint venture factory in China and the liquidation of LEP-Hong Kong.

      Cost of Sales decreased $5,182,370 (44%) from $11,666,712 in fiscal 1998 to $6,484,342 in fiscal 1999. This decrease corresponded to the decrease in net sales and the cost savings from lost sales.

      Gross (Loss) Profit decreased $10,670,939 (100.7%) from a gross profit of $10,601,254 in fiscal 1998 to a gross loss of $(69,685) in fiscal 1999. This decrease resulted from a decrease in net sales due to discontinuation of operations at the Company's joint venture factory in China and the liquidation of LEP-Hong Kong.

      Selling, General and Administrative Expenses increased $354,817 (5.3%) from $6,574,704 in fiscal 1998 to $6,929,521 in fiscal 1999. This increase resulted from fixed marketing and sales expenses that do not decrease with the value of sales. Certain additional marketing staff and advertising expenditures were already committed and could not be reduced due to the unexpected disruption in production as could the cost of sales.

      Equity in Profit of Subsidiaries Closed represented the unaudited results up to September 30, 1998 based on financial information available up to that date.

      Operating (Loss) Income decreased $ 21,836,900 (598%) from income of $3,652,622 in fiscal 1998 to a loss of $(18,184,278) in fiscal 1999. This decrease resulted almost entirely from the reduction in net sales, and, to a lesser extent, from higher selling, general and administrative expenses.

      (Loss) Income before Taxes decreased $21,698,131 (641%) from income of $3,387,181 in fiscal 1998 to a loss of $(18,310,950) in fiscal 1999. This decrease resulted from lower operating income, which in turn resulted primarily from the decrease in net sales.

      Net (Loss) Income, as a result of the above, decreased $20,013,549 (613%) from net income of $3,262,599 in fiscal 1998 to a net loss of $(16,750,950) in fiscal 1999. This decrease resulted almost entirely from lower net sales due to the closing of the joint venture factory in China and the liquidation of LEP-Hong Kong, and, to a lesser extent, to an increase in selling, general and administrative expenses.

Comparison of Fiscal 1998 to Fiscal 1997

      Net Sales decreased $1,611,857 (6.7%) from $23,879,823 in fiscal 1997 to $22,267,966 in fiscal 1998. This decrease resulted from fewer sales. Certain of the companies competitors reduced their prices to maintain liquidity in the wake of the Asian economic crisis. Management decided not to react to pressure from customers to compete by lowering the Company's prices without an acceptable profit. The Company intends to gauge the developments in Asia before strategically repricing its products.

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

      In addition, the Company had a non-recurring expense of $373,928 resulting from the misappropriation of cash by a manager of its China factory. The manager has agreed to re-pay the amount over three years. The Company has fully provided for the amount in the financial statements and intends to account for any recoveries on a cash basis. The Company has since reviewed its security system and implemented more stringent control to avoid the recurrence of such a misappropriation.

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

                   Percentage Comparison as a Factor of Sales

                                                              Fiscal
                                                  1999         1998        1997
                                                  ----         ----        ----
Net sales (compared to
    previous year)                               (71%)         (7%)        8.7%
Cost of sales
    (% of net sales)                             101%          52%        53.3%
Gross (loss) profit
    (% of net sales)                              (1%)         48%          47%
Selling, general and
 administrative expenses
    (% of net sales)                             108%          30%          25%
Non-recurring expenses
    (% of net sale)                              N/A            2%         N/A
Operating (loss)income
    (% of net sales)                            (283%)         16%          22%
Income (loss) before taxes
    (% of net sales)                            (285%)         15%          21%
Income taxes (% of net sales)                   24.3%         0.5%         5.6%
Net (loss) income
    (% of net sales)                            (261%)         15%          16%

1998 net income is 1% less than 1997. This is a result of a higher selling, general and administrative expenses (5%), a non-recurring expense (2%) offset by a tax provision write-back giving a net decrease (5%) and a marginal improvement in gross profit (1%) in 1998 compared to 1997.

Liquidity and Capital Resources

      The Company's primary sources of working capital are its outstanding bank debt and the new infusion of capital attributable to the issuance of preferred stock. The Company had negative working capital of approximately $(2,129,202) at March 31, 1999 compared with positive working capital of $11,508,218 at March 31, 1998, respectively. During fiscal 1999 the Company's operating activities used $2,840,702 in cash compared with $10,475,413 during fiscal 1998. The Company's operations consumed $187,910 for inventories and $364,080 in income taxes payable. At March 31, 1999, the Company had no short-term borrowing reflected on its balance sheet. The Company's debt included long-term debt of $27,923 in fiscal 1999. At March 31, 1999, the Company's credit facilities were terminated and it had borrowings under previously available facilities.

      Historically, the Company has maintained trade terms in line with the industry and sold on COD terms, letter-of-credit terms and 30-90 days credit terms based on the financial standing and history of each customer. Where the Company is promoting a certain category of packaging products or when it is promoting the sale of a certain type of material, the Company will consider extended payment terms on a case by case basis. The Company currently purchases most of its raw materials on either a COD, letter of credit or cash basis and is operating with virtually no banking facilities. This, coupled with the terms being extended to its customers, results in working capital shortfalls. The Bank of Central Asia discounts the Company's bills receivable on a case by case basis, but management does not believe that the Company can rely on this.

      Management anticipates that it will have to supplement its cash flows from operating activities with funds from the issuance of additional debt or equity in order to support the Company's current business program and seasonal working capital needs for the foreseeable future. The Company anticipates that it will need to raise significant funds in order to fund its operations in the near term. However, the Company cannot ensure that it will be able to raise funds or that if it is able to raise funds, that they will suffice for operation of its business. The Company has received non-binding letters of continuing support from its majority preferred stockholder, BroadAsia LLC, and its financial advisor, Broadmark Capital Corporation.

Seasonality

      Generally, the Company's business depends on the buying seasons of the luxury goods which are sold using its packaging products, with a significant portion of its sales and most of its income generated during the second and third fiscal quarters ending March 31. The Company has historically experienced lower net sales in each of its first and fourth quarters. The bulk of sales in the jewelry and watch packaging category occur from July to November, with most other sales occurring between February and June. December and January tend to be slow months for jewelry and watch packaging sales. In the optical case category, the highest number of sales occur from September to January, the second highest number of sales occurring between February and June, and the lowest number in July and August. During the fiscal year ended March 31, 1999, however, the seasonal trend was affected by the disruption in production due to the closing of the joint venture factory in China and the liquidation of LEP-Hong Kong. This caused a downturn in sales in the third and fourth quarters. The Company has opened a new manufacturing facility and is taking steps to rebuild its relationships with its customer base. As it does so, management anticipates that the affect of the disruption in production will continue to affect its seasonal trends in the upcoming fiscal year. A variety of other factors may also affect the revenue results of the Company, including U.S. and international economic conditions, the retail sales environment and the Company's ability to otherwise execute its business and marketing strategy.

Item 8. Financial Statements and Supplementary Data

See Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting to be held on August 13, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following documents are being filed as a part of this report:

(a)   (1)   Financial Statements

      (2)   Financial Statement Schedules

            All other schedules are omitted since the required information is either not present or not present in amounts sufficient to require submission of the schedule

(b)   Exhibits

      3.1 Certificate of Incorporation, as amended, is hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

      3.2 Amended and Restated By-laws are hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

      3.3 Certificate of Amendment to Certificate of Incorporation, dated November 12, 1998, as filed with the Delaware Secretary of State on November 17, 1998.

      3.4 Certificate of Designations, dated January 19, 1999, as filed with the Delaware Secretary of State on January 19, 1999, designating Series A, B and C 8% Redeemable Preferred Stock.

      3.5 Certificate of Designations, dated June 9, 1999, as filed with the Delaware Secretary of State on June 11, 1999, designating Series A, B and C 8% Cumulative Redeemable Preferred Stock.

      3.6   Second Amended and Restated By-laws.

      3.7   Third Amended and Restated By-laws.

      4.1 Specimen Certificate for Shares of Common Stock is hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996.

      4.2 Representative's Warrant Agreement and Certificate are hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on November 13, 1996. (Expired)

      4.3 1996 Incentive Stock Option Plan is hereby incorporated by reference to Amendment No. 1 to the Company's Registration Statement, which was filed with the SEC on October 10, 1996.

      4.4 1997 Associate Stock Option Plan is hereby incorporated by reference to the Company's Proxy Statement as filed with the SEC on Schedule 14A on July 7, 1997.

      4.5.1 Specimen Certificate for Shares of Series A 8% Redeemable Preferred Stock;

      4.5.2 Specimen Certificate for Shares of Series A 8% Cumulative Redeemable Preferred Stock;

      4.5.3 Specimen Certificate for Shares of Series B 8% Cumulative Redeemable Preferred Stock;

      4.5.4 Specimen Certificate for Shares of Series C 8%Cumulative Redeemable Preferred Stock

      10.1 Assignment and Distribution Agreement is hereby incorporated by reference to the Company's Registration Statement, which was filed with SEC on September 27, 1996. (Rescinded)

      10.2 Employment Agreement between the Company and Lip-Boon Saw is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996. (Lapsed)

      10.3 Employment Agreement between the Company and Peter Yu-Siu Chu is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996. (Rescinded)(No longer employed with the Company)

      10.4 Employment Agreement between the Company and Dan Ben-Moshe is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996. (Rescinded)(No longer employed with the Company)

      10.5 Employment Agreement between the Company and Casey K. Tjang is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.(Lapsed)

      10.6 Lease between the Company and Empire State Building Company is incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

      10.7 Lease between the Company and Center Realty, L.P. are incorporated by reference to the Company's Registration Statement, which was filed with the SEC on September 27, 1996.

      10.8 Form of Distribution Agreement, dated July 28, 1997, by and between the Company and HBL, Limited is hereby incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1997. (Terminated)

      10.9 Loan and Security Agreement, dated September 25, 1997, by and between the Company and First Union National Bank.

      10.10 Agreement between LEPI China Limited and Hang Seng Real Estate Management Limited (for lease of office and warehouse space in Hong
            Kong)

      10.11 Form of Lease agreement respecting factory and dormitory space in Zhongshan, China

      10.12 Space Reduction Agreement between the Company and Federal Storage Warehouse, Inc. (Successor in interest to Center Realty, L.P.) (reducing the warehouse space to approximately 33,000 square feet).

      10.13 Form of Contract on Dormitory Lease in Zhongshan, China.

      On July 17, 1998, the Company filed a Report on Form 8-K disclosing the completion of the Share Exchange by which it acquired Justrite Investment Limited and its subsidiaries from the Company's former parent, Chung Hwa Development Holdings Limited, in exchange for 2.25 million shares of the common stock of Leading Edge. This report was amended on September 11, 1999.

      On January 28, 1999, the Company filed a Report on Form 8-K discussing the following:

      The change in control of the Company resulting from the issuance of 1,000,000 shares of Preferred Stock to BroadAsia LLC;

      The threatened de-listing of the Company's securities from the Nasdaq National Market; and

      The closing of the Company's joint venture factory in China and the planned opening of a new factory under the Company's "wholly owned foreign enterprise" subsidiary.

(c)   See Item 14(a)(3), above

(d)   Not applicable

                             LEADING EDGE PACKAGING, INC.
                             ----------------------------

                             Consolidated Financial Statements
                             For the year ended March 31, 1999

                          Leading Edge Packaging, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                               F - 1

Consolidated Balance Sheets                                                F - 3

Consolidated Statements of Operations                                      F - 4

Consolidated Statements of Shareholders' Equity (Deficit)                  F - 5

Consolidated Statements of Cash Flows                                      F - 6

Notes to Consolidated Financial Statements                                 F - 7

                          Leading Edge Packaging, Inc.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and The Board of Directors
Leading Edge Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Leading Edge Packaging, Inc. and its subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1(i) to the financial statements, disputes with minority shareholders of a subsidiary of Justrite Investments Limited ("Justrite"), have resulted in the closure on liquidation of its two principal operating subsidiaries, Leading Edge Packaging Limited and Dongguan Walford Ornaments Packaging Co. Ltd.. Because of this situation, we have been unable to obtain access to the complete accounting records of Justrite for the year ended March 31, 1999 and, thus we have been unable to satisfy ourselves as to the amounts designated as "Equity in profit to date of closure of $798,000" and "Loss on closure of $11,983,072" in the consolidated statement of operations for the year ended March 31, 1999.

                          Leading Edge Packaging, Inc.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to gather sufficient evidence regarding the classification of the caption "Loss on closure of subsidiaries" in the statement of operations for the year ended March 31, 1999 referred to in the preceeding paragraph, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Leading Edge Packaging, Inc. and its subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended March 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's loss in the current year and the resulting deficiency of shareholders' equity raise substantial doubt as to its ability to continue as a going concern. Managements' plans with respect to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte Touche Tohmatsu
Hong Kong
June 25, 1999

                          Leading Edge Packaging, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,
                                                                                     ---------
                                                                           1999                 1998
                                                                           ----                 ----
                                   ASSETS
Current assets:
  Cash and cash equivalents                                            $   226,785         $    951,167
  Accounts receivable, net of allowance for doubtful
    accounts - 1999, $1,324,425; 1998, $218,560;                           750,986            2,295,719
  Bills receivable (Note 4)                                                 54,363              935,564
  Inventories (Note 5)                                                   2,608,496            6,589,704
  Receivable from Chung Hwa Group (Note 13)                                     --           12,746,138
  Income taxes receivable (Note 7)                                       1,602,798                   --
  Prepaid expenses and other current assets                                215,058              505,353
                                                                       -----------          -----------
Total current assets                                                     5,458,486           24,023,645
  Property, plant and equipment, net of accumulated
    depreciation - 1999, $238,480; 1998, $3,160,360 (Note 6)             1,984,653            5,588,272
                                                                       -----------          -----------
Total assets                                                           $ 7,443,139         $ 29,611,917
                                                                       -----------          -----------

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Short-term borrowings (Note 8)                                       $ 5,194,774         $  5,865,232
  Current portion of long-term debt (Note 9)                                10,128              273,395
  Bills payable (Note 4)                                                        --            1,250,727
  Accounts payable                                                         295,490            2,424,570
  Amount payable to a related company (Note 13)                            420,521                   --
  Accrued liabilities                                                    1,647,651            2,154,250
  Income taxes payable (Note 7)                                                 --              547,253
  Dividend payable                                                          19,124                   --
                                                                       -----------          -----------
Total current liabilities                                                7,587,688           12,515,427
                                                                       -----------          -----------

Long-term liabilities:
  Deferred income taxes                                                         --               51,095
  Long-term debt (Note 9)                                                   27,923              656,784
                                                                       -----------          -----------
Total long-term liabilities                                                 27,923              707,879
                                                                       -----------          -----------
Minority interests                                                              --            1,550,387
                                                                       -----------          -----------

Commitments and contingencies (Note 15)

Redeemable Preferred Stock, Authorized 5,000,000 shares:
  Series A, $0.01 par value, with a redemption and liquidation value of $0.75 per share; 1,000,000 shares issued and
    outstanding                                                            750,000                   --
  Series B, $0.01 par value, with a redemption and liquidation
    value of $1.00 per share; 500,000 issued and outstanding               500,000                   --
  Series C, $0.01 par value, with a redemption and liquidation
    value of $1.00 per share; 500,000 issued and outstanding               500,000                   --
                                                                       -----------          -----------
                                                                         1,750,000                   --
                                                                       -----------          -----------

Common shareholders' equity:
Leading Edge:
  Common stock, $0.01 par value.  Authorized 8,000,000
    shares; 5,562,500 shares issued and outstanding                         55,625               33,125
Justrite:
  Common stock, $1.00 par value.  Authorized 50,000 shares;
  (1999: no shares issued and outstanding; 1998: 100 shares)                    --                  100
                                                                       -----------          -----------
                                                                            55,625               33,225
Additional paid-in capital                                               7,298,288            7,320,688
(Deficit) retained earnings                                             (9,276,385)           7,493,689
Foreign currency translation adjustment                                         --               (9,378)
                                                                       -----------          -----------
Total common shareholders' (deficit) equity                             (1,922,472)          14,838,224
                                                                       -----------          -----------
Total liabilities and shareholders' (deficit) equity                   $ 7,443,139         $ 29,611,917
                                                                       -----------          -----------

                          Leading Edge Packaging, Inc.

           See accompanying Notes to Consolidated Financial Statements

                          Leading Edge Packaging, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended March 31,
                                                             --------------------
                                                     1999            1998            1997
                                                     ----            ----            ----
Net sales                                        $  6,414,657    $ 22,267,966    $ 23,879,823
Cost of sales                                       6,484,342      11,666,712      12,736,217
                                                 ------------    ------------    ------------
Gross (loss) profit                                   (69,685)     10,601,254      11,143,606
Loss on closure of subsidiaries (Note 1)
  Equity in profit to date of closure                 798,000              --              --
  Loss on closure                                 (11,983,072)             --              --
                                                 ------------    ------------    ------------
                                                  (11,185,072)             --              --
                                                 ------------    ------------    ------------
Selling, general and administrative expenses        6,929,521       6,574,704       5,982,605
Non-recurring expense (Note 12)                            --         373,928              --
                                                 ------------    ------------    ------------
Operating (loss) income                           (18,184,278)      3,652,622       5,161,001
Interest expense                                     (187,138)       (530,946)       (353,468)
Interest income                                        20,750         102,305          37,675
Other income                                           39,716         163,200         233,324
                                                 ------------    ------------    ------------
(Loss) income before income taxes                 (18,310,950)      3,387,181       5,078,532
Income taxes (Note 7)                               1,560,000        (124,582)     (1,328,628)
                                                 ------------    ------------    ------------
Net (loss) income                                 (16,750,950)   $  3,262,599    $  3,749,904
Cumulative preferred stock dividend                   (19,124)             --              --
                                                 ------------    ------------    ------------
Net (loss) income attributable to common stock
  shareholders                                   $(16,770,074)   $  3,262,599    $  3,749,904
                                                 ------------    ------------    ------------
Basic and diluted (loss) earnings per share      $      (3.01)   $       0.59    $       0.82
                                                 ------------    ------------    ------------

           See accompanying Notes to Consolidated Financial Statements

                          Leading Edge Packaging, Inc.

        CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIT)

                                                             Common Stock
                                                             ------------
                                       Leading Edge
                                      Packaging, Inc.  Justrite                                             Foreign
                                       shareholders'  Investments           Additional                    currency         Total
                                          Shares        Limited               paid-in      Retained      translation   Comprehensive
                                          equity         Shares    Amount     capital      earnings      adjustments   income (loss)
                                        ---------         ----    -------  ------------  ------------   ------------   ------------
Balance at April 1, 1996                    1,500          100    $ 1,600  $    258,988  $ 14,729,891   $         --   $ 14,990,479
Issuance of common stock
  and share split                       1,873,500           --     17,250            --            --             --         17,250
Contribution by Rich City of part of
  accounts payable to Rich City *              --           --         --       481,250            --             --        481,250
Issuance of common stock in a public
  offering                              1,437,500           --     14,375     6,580,450            --             --      6,594,825
Net income for the year                        --           --         --     3,749,904            --   $  3,749,904      3,749,904
Translation adjustments                        --           --         --            --       (21,600)       (21,600)       (21,600)
                                                                                                                       ------------
Comprehensive income                                                                                                   $  3,728,304
                                        ---------         ----    -------  ------------  ------------   ------------   ------------
Balance at March 31, 1997               3,312,500          100     33,225     7,320,688    18,479,795        (21,600)    25,812,108

Net income for the year                        --           --         --     3,262,599            --   $  3,262,599      3,262,599
Translation adjustments                        --           --         --            --        12,222         12,222         12,222
                                                                                                                       ------------
Comprehensive income                                                                                                   $  3,724,821
                                                                                                                       ------------
Dividend paid by Justrite to
  Chung Hwa                                    --           --         --            --   (14,248,705)            --    (14,248,705)
                                        ---------         ----    -------  ------------  ------------   ------------   ------------
Balance at March 31, 1998               3,312,500          100     33,225     7,320,688     7,493,689         (9,378)    14,838,224
Issuance of common stock in exchange
  for shares in Justrite (Note 1)       2,250,000         (100)    22,400       (22,400)           --             --             --
Net loss                                       --           --         --   (16,770,074)           --   $(16,770,074)   (16,770,074)
Adjustment on closure of Justrite
  (Note 1(i))                                  --           --         --            --         9,378          9,378          9,378
                                                                                                                       ------------
Comprehensive loss                                                                                                     $(16,760,696)
                                        ---------         ----    -------  ------------  ------------   ------------   ------------
Balance at March 31, 1999               5,562,500           --    $55,625  $  7,298,288  $ (9,276,385)  $         --   $ (1,922,472)
                                        ---------         ----    -------  ------------  ------------   ------------   ------------

* Rich City International Packaging Limited ("Rich City") was the former holding company of Leading Edge Packaging, Inc.

           See accompanying Notes to Consolidated Financial Statements

                          Leading Edge Packaging, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended March 31,
                                                                               --------------------
                                                                       1999            1998           1997
                                                                       ----            ----           ----
Cash flows from operating activities:
  Net (loss) income                                               $(16,750,950)   $  3,262,599    $  3,749,904
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
    Deferred income taxes                                                   --         (13,954)        (13,596)
    Depreciation                                                       139,379         643,941         619,169
    Loss on closure of subsidiaries                                 11,185,072              --              --
    Loss on sale of property, plant and equipment                          573              --              --
    Provision for doubtful accounts                                  3,244,982              --         218,560
    Changes in operating assets and liabilities:
        Long-term receivable                                                --              --         566,000
        Accounts receivable                                            133,863       6,638,517      (5,786,665)
        Bills receivable                                               548,129         958,576      (1,516,988)
        Inventories                                                   (187,910)       (750,709)        (81,204)
        Income taxes receivable                                     (1,602,798)             --              --
        Prepaid expenses and other current assets                      191,472        (133,756)        143,749
        Accounts payable                                                72,857          51,255         701,753
        Bills payable                                               (1,059,166)        988,237         110,470
        Accrued liabilities                                          1,607,875         326,552         335,841
        Income taxes payable                                          (364,080)     (1,495,845)      1,339,309
                                                                  ------------    ------------    ------------
  Net cash (used in) provided by operating activities               (2,840,702)     10,475,413         386,302
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                         (1,781,501)       (182,055)       (583,061)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
  Bank loan raised                                                   5,194,774       4,594,476         143,376
  Repayments of long-term borrowings                                        --        (246,541)       (458,476)
  Net proceeds from issuance of preferred stock                      1,750,000              --              --
  Net proceeds from issuance of common stock                                --              --       7,093,325
  Payment of capital lease obligations                                  (7,029)         (1,057)        (28,679)
  Repayments from Chung Hwa Group                                           --      15,716,978       3,219,763
  Advances from a related company                                      420,521              --              --
  Advances to Chung Hwa Group                                               --     (34,515,488)     (4,923,208)
  Advances to Justrite                                              (3,460,445)             --              --
                                                                  ------------    ------------    ------------
  Net cash provided by (used in) financing activities                3,897,821     (14,451,632)      5,046,101
                                                                  ------------    ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents                                                               --           9,715         (24,114)
                                                                  ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                  (724,382)     (4,148,559)      4,825,228
Cash and cash equivalents at beginning of year                         951,167       5,099,726         274,498
                                                                  ------------    ------------    ------------

                          Leading Edge Packaging, Inc.

Cash and cash equivalents at end of year                          $    226,785    $    951,167    $  5,099,726
                                                                  ------------    ------------    ------------
Supplemental disclosures of cash flow information:
  Interest paid                                                   $    187,138    $    530,946    $    352,421
  Income taxes paid                                                     20,750       1,634,381           2,915

           See accompanying Notes to Consolidated Financial Statements

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Leading Edge Packaging, Inc ("Leading Edge" or "the Company") is a limited company incorporated in Delaware engaged in the sale, manufacture and distribution of packaging products in North America. On December 2, 1996, Leading Edge issued 1,437,500 shares in a public offering in the United States.

      On January 23, 1998, Leading Edge entered into a Share Exchange Agreement (the "Agreement") with its former ultimate holding company, Chung Hwa Development Holdings Limited ("Chung Hwa"). Chung Hwa is a Bermuda company and its shares are listed on The Stock Exchange of Hong Kong Limited. Pursuant to the Agreement, Leading Edge received all of the issued and outstanding shares of Justrite Investments Limited ("Justrite"), a wholly owned subsidiary of Chung Hwa incorporated in the British Virgin Islands, in exchange for 2,250,000 shares of Leading Edge's common stock valued at $6.00 per share. Justrite was engaged in the manufacture, sale and distribution of packaging products. Leading Edge and Chung Hwa completed the transaction on March 13, 1998.

      As Leading Edge and Justrite were under common control during the period ended March 31, 1998, the financial statements at March 31, 1998 and for the two years' then ended have been prepared using the pooling-of-interests method to reflect the combined financial position, results of operations and cash flows of Leading Edge and Justrite for all the periods presented at historical cost as if the structure of the Company resulting from the above transactions had been in existence for the periods presented.

      (i)   Loss on closure of Justrite

            Through Justrite, the Company had two principal subsidiaries, Leading Edge Packaging, Limited ("LEP HK") in Hong Kong, an international trading company, and a manufacturing joint venture, Dongguan Walford Ornaments Packaging Co. Ltd., ("Dongguan Walford"), in China. The Company held a 60% interest in Dongguan Walford and the other 40% interest was held by a Chinese joint venture partner, Hua Nam Enterprises Limited ("Hua Nam") since 1994. On November 24, 1998, Hua Nam unilaterally acted to seize the factory and its assets as a result of management fees owed to it. The assets of the joint venture company were subsequently sold by the liquidators in the PRC. This action by the joint venture partner resulted in the cessation of production at the factory. Because this factory was the Company's sole source of supply for its packaging products, the cessation of production caused a major disruption in the Company's business and a significant loss of revenue. On December 14, 1998, LEP HK filed for a voluntary liquidation and other subsidiaries holding properties associated with LEP HK were also placed into liquidation which included the receivable from Chung Hwa (Note 13).

            As a consequence of the above events the Company is unable to obtain access to the accounting and other records of Justrite and its subsidiaries.

                          Leading Edge Packaging, Inc.

            The Company has accounted for its interest in Justrite and its subsidiaries by the equity method as an unconsolidated subsidiary for the period up to September 30, 1998, the latest available date for which financial information was available, and recorded a loss on the closure of Justrite, representing the net asset values of the Justrite at that date. Management does not believe there will be any return of assets arising from the liquidation and all amounts have been written off.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION - continued

      (ii) In addition to Justrite and its subsidiaries, at March 31, 1999, the Company had the following principal subsidiaries:

                                            Percentage of         Place of
            Name of subsidiary               shareholding       incorporation
            ------------------               ------------       -------------

            LEPI China Limited                   100%        Hong Kong
            LEPI (Zhongshan) Manufacturing       100%        Other region of the
              Company Limited                                People's Republic
                                                             of China ("PRC")

            All significant intra-group transactions and balances have been eliminated on consolidation.

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars as the Company's sales are predominantly denominated in U.S. dollars.

2.    GOING CONCERN

      The consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has a deficiency in shareholders' equity. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carrying values. The Company's ability to continue as a going concern is dependent on the continued financial support of its principal controlling shareholder.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits, interest bearing savings accounts, and time certificate of deposits with an original maturity of three months or less.

      Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided to write off the cost of property, plant and equipment over its estimated useful lives using the straight line method, at the following rates per annum:

      Land held on long-term leases         Over the terms of the leases
      Land held on medium-term leases       2.5% or over the terms of the
                                              respective leases whichever is
                                              shorter
      Buildings                             2.5% or over the terms of the
                                              respective leases whichever is
                                              shorter
      Leasehold improvements                10% - 20% or over the terms of the
                                              respective leases whichever is
                                              shorter
      Furniture, fixtures and equipment     10% - 33 1/3%
      Plant and machinery                   10%
      Molds                                 10%
      Motor vehicles                        20%

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

      Inventories - Inventories held for resale are stated at the lower of cost, determined by the first-in, first-out method, or value determined by the market. Finished goods inventories consist of raw materials, direct labor, and overhead associated with the manufacturing process.

      Valuation of long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the

                          Leading Edge Packaging, Inc.

      long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the costs to dispose.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

      Foreign currency translation - Assets and liabilities of foreign operations are translated using period-end exchange rates. Revenues and expenses of foreign operations are translated using average monthly exchange rates. The impact of exchange rate changes is shown as "Foreign Currency Translation Adjustment" in shareholders' equity. Gains or losses from foreign currency transactions, which are immaterial for all periods presented, are included in net income.

      Employee benefits - The Company does not provide any post retirement benefits other than the defined contribution plan, and post employment benefits, if any, are not material.

      Earnings per share - Earnings per common share are based on the weighted average number of shares of common stock outstanding as if the shares pursuant to the Agreement in note 1 had been issued on April 1, 1995. The weighted average number of shares of common stock outstanding, including 2,250,000 shares issued during the year ended March 31, 1999 under the Agreement, during each of the three years ended March 31, 1999, 1998 and 1997, was 5,562,500, 5,562,500 and 4,597,603, respectively. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This pronouncement provides for the calculation of basic and diluted earnings per share which is different from the current calculation of primary and fully diluted earnings per share. Common stock equivalents had no material dilutive effect on earnings per share.

      Effects of recent accounting standards - In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits". The adoption of these new standards had no significant impact on the Company.

      SFAS No. 130, requires that an enterprise reports, by major components and as a single total, the change in its net assets during the period from non-owner

                          Leading Edge Packaging, Inc.

      sources. The Company has presented its comprehensive income (loss) in the consolidated statements of changes in shareholders' equity (deficit).

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      SFAS No. 131, which superseded SFAS No. 14, "Financial Reporting for Segments of Business Enterprise", established standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not require any changes to the Company's existing financial statement disclosures.

      SFAS No. 132 amends the disclosure requirements for pensions and other post-retirement benefits. The adoption of SFAS No. 132 had no significant impact on the Company's current financial statement disclosures.

      New accounting standards not yet adopted - The Financial Accounting Standards Board has issued a new standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Management has not yet completed the analysis of the impact this would have on the financial statements of the Company.

      Use of estimates - The preparation of financial statements in conformity with general accepted accounting principles requires the use of estimates. Actual results could differ from those estimates.

4.    BILLS RECEIVABLE AND PAYABLE

      Bills receivable and payable represent accounts receivable and payable in the form of bills of exchange, whose acceptances and settlements are handled by banks.

      During each of the years ended March 31, 1999, 1998 and 1997, the Company had factored gross bills receivable of $Nil, $5,475,381 and $7,671,466, respectively, with financial institutions with recourse to the Company. The net proceeds after discounts during each of these years amounted to $Nil, $5,319,333 and $7,452,829. There were no repurchase terms except for the recourse under the terms of the factoring agreement in the event of customer default.

5.    INVENTORIES

      Inventories by major categories are summarized as follows:

                                                       March 31,
                                                       ---------
                                                1999               1998
                                                ----               ----

      Raw materials                          $1,021,460         $2,647,834

      Finished goods                          1,587,036          3,941,870
                                             ----------         ----------

                                             $2,608,496         $6,589,704
                                             ----------         ----------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                         March 31,
                                                         ---------
                                                    1999         1998
                                                    ----         ----

      Leasehold land and buildings               $       --   $3,271,049
      Leasehold improvements                        523,533    1,078,705
      Furniture, fixtures and equipment             574,810    1,113,802
      Plant and machinery                           606,453    3,237,710
      Molds                                         478,047           --
      Motor vehicles                                 40,290       47,366
                                                 ----------   ----------

      Total                                       2,223,133    8,748,632
      Less: Accumulated depreciation                238,480    3,160,360
                                                 ----------   ----------

      Net book value                             $1,984,653   $5,588,272
                                                 ----------   ----------

      Included in property, plant and equipment of the Company are assets acquired under capital leases with the following net book value:

                                                        March 31,
                                                        ---------
                                                    1999         1998
                                                    ----         ----

      At cost:

      Furniture, fixtures and equipment          $   47,889   $    7,599
      Less: Accumulated depreciation                 (7,616)      (1,900)
                                                 ----------   ----------

                                                 $   40,273   $    5,699
                                                 ----------   ----------

      Depreciation of capital lease assets included in depreciation expense in the accompanying consolidated statements of income was $5,716, $1,520 and $380 for the years ended March 31, 1999, 1998 and 1997, respectively.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES

      The components of income (loss) before income taxes are as follows:

                                                   Year ended March 31,
                                                   --------------------
                                               1999        1998         1997
                                               ----        ----         ----

      United States                       $(12,731,952) $1,556,450  $ 3,433,307
      Foreign subsidiaries operating in:
        Hong Kong                             (245,062)   (186,033)  (1,003,243)
        Others                              (5,333,936)  2,016,764    2,648,468
                                          ------------  ----------  -----------

                                          $(18,310,950) $3,387,181  $ 5,078,532
                                          ------------  ----------  -----------

      The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong. During the three years ended March 31, 1999, the Company's manufacturing operations were outside Hong Kong and the majority of income was not subject to tax in Hong Kong or in other jurisdictions. During the year ended March 31, 1997, the Company established operations in the United States and revenues derived from the Company's U.S. operations were subject to income tax in the United States and income tax expense has been computed using a rate of 38% for U.S. Federal and State income taxes.

      The provision for income taxes expense (credit) attributable to the Company consists of the following:

                                                 Year ended March 31,
                                                 --------------------
                                          1999           1998           1997
                                      -----------    -----------    -----------

      Current
        Hong Kong                     $        --    $        --    $        --
        U.S. Federal                   (1,560,000)       549,000      1,130,324
        U.S. State                             --        107,000        211,900
        Overseas                               --       (517,464)            --
      Deferred
        Hong Kong                              --        (13,954)       (13,596)
                                      -----------    -----------    -----------
                                      $(1,560,000)   $   124,582    $ 1,328,628
                                      -----------    -----------    -----------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES - continued

      A reconciliation between the provision for income taxes computed by applying the statutory tax rates in the United States for 1999, 1998 and 1997 to income before income taxes and the actual provision for income taxes is as follows:

                                                          Year ended March 31,
                                                          --------------------
                                                   1999           1998           1997
                                                   ----           ----           ----
      US statutory rate                                 34%            34%            34%
                                               -----------    -----------    -----------

      Provision for income taxes at statutory
        rate on income for the period          $(6,225,723)   $ 1,151,641    $ 1,726,701
      State income taxes                                --        107,000        211,900

      International rate differences                44,111         32,556        175,568
      Loss (income) not subject to taxation      1,813,538       (685,700)      (900,479)
      Prior years' overprovision                        --       (517,464)            --
      Increase in valuation allowance            2,845,846             --             --
      Other                                        (37,772)        36,549        114,938
                                               -----------    -----------    -----------
      Income tax (credit) provision            $(1,560,000)   $   124,582    $ 1,328,628
                                               -----------    -----------    -----------

      Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for income tax purposes compared with the respective amounts for financial statement purposes. At March 31, 1998 and 1999 deferred income taxes comprised the following:

                                                                 At March 31,
                                                                 ------------
                                                               1999        1998
                                                               ----        ----
      Deferred tax assets (liabilities):
      Excess of tax over financial reporting depreciation  $    (6,059)  $(58,566)
      Net operating loss carryforwards                       2,863,898     70,559
                                                           -----------   --------
                                                             2,857,839     11,993
      Valuation allowance                                   (2,857,839)   (11,993)
                                                           -----------   --------

                                                           $        --   $     --
                                                           -----------   --------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    SHORT-TERM BORROWINGS

      These include borrowings in the form of trade acceptances, loans and overdrafts with various banks:

                                                                March 31,
                                                                ---------
                                                           1999         1998
                                                           ----         ----

      Credit facilities available at end of year         $     Nil   $8,389,516
      Utilized at end of year                            5,194,774    5,865,232
      Weighted average interest rate on borrowings
        at end of year                                           8%          12%

      The Company previous maintained short-term bank credit lines in the countries in which it operates, however, such facilities were terminated as at March 31, 1999. Interest rates are generally based on the banks' prime lending rates.

9.    LONG-TERM DEBT
                                                                March 31,
                                                                ---------
                                                           1999         1998
                                                           ----         ----
      Long-term debt consists of:

      Mortgage loan bearing interest at March 31, 1998
        ranging from 10.75% to 12.5% repayable
        over 6 years in monthly instalments and
        secured on leasehold land and buildings
        with an aggregate net book value of
        $2,008,932                                       $      --   $  537,793
      Capital lease obligation, interest ranging
        from 3.980% to 7.861%                               38,051        4,789
      Other long-term borrowing                                 --      387,597
                                                         ---------   ----------
      Total                                                 38,051      930,179
      Current portion of long-term debt                    (10,128)    (273,395)
                                                         ---------   ----------
      Long-term debt, less current portion               $  27,923   $  656,784
                                                         ---------   ----------

      Maturities of long-term debt as at March 31, 1999 are as follows:

      Year ending March 31

      2000                                                           $   10,128
      2001                                                               10,589
      2002                                                               10,701
      2003                                                                6,633
                                                                     ----------
      Total                                                          $   38,051
                                                                     ----------

                          Leading Edge Packaging, Inc.

10.   CAPITAL STOCK

      (i)   Common stock

            In connection with the public offering on December 2, 1996, the Company agreed to issue and sell to the Underwriter and/or its designees, at the closing of the underwriting, for nominal consideration, five year Underwriter's Warrants (the "Underwriter's Warrants") to purchase 125,000 shares of common stock. The Underwriter's Warrants are exercisable at a price of $8.40 per share of common stock at any time during a period of four years from December 2, 1997 and are restricted from sale, transfer, assignment or hypothecation for a period of twelve months from the date of the offering, except to officers of the Underwriter. The Underwriter's Warrants contain anti-dilution provisions providing for adjusting of the number of shares of common stock and exercise price under certain circumstances. The Underwriter's Warrants grant to the holders thereof and to the holders of the underlying securities certain rights of registration of the underlying securities certain rights of registration of the securities underlying the Underwriter's Warrants. The fair value of the Underwriter's Warrants is not material.

      (ii)  Preferred stock

            Pursuant to the authority granted to the board of directors of the Company, in the fourth quarter of 1999 the board of directors created three series of Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of the Company. The shares of Preferred Stock are designated in the following series and number of shares constituting each series:

            (i) 1,000,000 shares of Series A 8% cumulative redeemable Preferred Stock;
            (ii) 500,000 shares of Series B 8% cumulative redeemable Preferred Stock and
            (iii) 500,000 shares of Series C 8% cumulative redeemable Preferred Stock.

            All shares of each series are identical.

            Holders of each share of Preferred Stock are entitled to vote together with the holders of shares of common stock as a single class on all matters submitted for a vote of stockholders.

            Each holder of Series A Preferred Stock is entitled to cast ten votes for each share of Series A Preferred Stock. Each holder of Series B Preferred Stock and Series C Preferred Stock for each share of Preferred Stock is entitled to cast five votes and three votes, respectively.

                          Leading Edge Packaging, Inc.

            The holders of each series of Preferred Stock are entitled to receive cumulative dividends in the amount per share of eight percent per annum of the original issue price.

            The Company shall, at the option of any holder of shares, redeem the shares from time to time on or after February 15, 2000 and March 15, 2000 for Series B and Series C Preferred Stock, respectively.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCENTIVE STOCK OPTION PLAN

      In 1997, the Company established the 1997 Incentive Stock Option Plan (the "1997 Plan") in addition to the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1997 Plan contains terms substantially the same as the 1996 Plan. Options under both Plans may be granted to directors and officers of the Company permitting the purchase in the aggregate of not more than 400,000 shares of the Company's common stock, par value, $0.01 per share provided that until December 5, 1998 the number of share issuable pursuant to options granted under the 1997 Plan shall not, when aggregated with the shares issuable pursuant to options granted under the Company's 1996 Plan, exceed 312,500 shares. On December 11, 1996, options (the "1996 Options") to purchase up to 250,000 shares of Common Stock in the aggregate were granted to officers and directors of the Company and 100,000 options were cancelled in 1998. One-third of the 1996 Options become exercisable after each of 12 months, 30 months and 60 months, respectively. The stock options granted under the 1996 Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The per share option price of the Common Stock subject to each of the 1996 and 1997 options was $7.15, which was equal to one hundred ten percent (110%) of the fair market value of a share of Common Stock on the date that the options were granted. Shares of Common Stock issued in exchange for options under the Plan will be restricted against resale as necessary to qualify for exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), unless and until the Company deems it appropriate to register such shares under the Securities Act. No further options have been granted and none have been exercised save as mentioned above.

      A summary of stock option transactions for the three year ended March 31, 1999 is as follows:

                                                                  Shares
                                                               under option
                                                               ------------

      Outstanding at Mach 31, 1996                                     --
      Granted                                                     250,000
                                                                 --------
      Outstanding at March 31, 1997                               250,000
      Granted                                                     162,500
      Canceled                                                   (100,000)
                                                                 --------
      Outstanding at March 31, 1998 and 1999                      312,500
                                                                 --------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCENTIVE STOCK OPTION PLAN - continued

      The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to account for stock options granted under the plan. If the fair value method specified in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" had been used, net income and earnings per share for the years ended March 31, 1999, 1998 and 1997 would have been as follows:

                                                 Year ended March 31,
                                                 --------------------
                                          1999            1998          1997
                                          ----            ----          ----
                                           HK$            HK$           HK$
      Net (loss) income:
        As Reported                   $(16,770,074)    $3,262,599    $3,749,904
        Pro Forma                      (16,791,140)     3,241,533     3,714,794

      Net income (loss) per share:
      Basic and diluted
        As Reported                   $      (3.01)    $     0.59    $     0.82
        Pro Forma                            (3.02)          0.58          0.81

      The fair value of the options granted in the year ended March 31, 1996 and 1997 were estimated as $118,500 using the Black-Scholes option pricing model with the following assumptions: risk-free interest free-5,87%; expected life of options- 3 years; expected volatility - 15.5%; expected dividend yield - Nil.

12.   NON-RECURRING EXPENSE

      The amount in prior year represented misappropriation of cash by a manager of the Company's factory established in the PRC. The manager agreed to repay the Company by installments over 3 years however, there have been no recoveries. Full provision for the amount was made in the 1998 financial statements and any recoveries will be accounted for on a cash basis.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   RELATED PARTY TRANSACTIONS

      (i)   Chung Hwa Group

      Chung Hwa was the Company's former ultimate holding company. Advances from/to Chung Hwa and its subsidiaries ("Chung Hwa Group") were made on an interest-free basis during the years.

      Prior to the closing of the transaction pursuant to Share Agreement of January 28, 1998 (see Note 1), Justrite was wholly-owned by Chung Hwa and participated in Chung Hwa's consolidated cash system. The following table summarizes the movements between the Company and the Chung Hwa Group:

      Balance as of April 1, 1996                                  $  6,492,888
      Advances to Chung Hwa Group                                     4,923,208
      Repayments from Chung Hwa Group                                (3,219,763)
                                                                   ------------
      Balance as of March 31, 1997                                    8,196,333
      Repayments from Chung Hwa Group                               (15,716,978)
      Advances to Chung Hwa Group                                    34,515,488
      Dividend paid to Chung Hwa Group                              (14,248,705)
                                                                   ------------
      Balance as of March 31, 1998                                   12,746,138
      Write off of receivable arising from liquidation of Justrite  (10,825,581)
      Provision for receivables due to the Company                   (1,920,557)
                                                                   ------------
      Balance as of March 31, 1999                                 $         --
                                                                   ------------

      As a consequence of the situation with Justrite described in Note 1, information on the other movements in the year ended March 31, 1999 is not available and accordingly, the net balance at April 1, 1998 is included in the net loss on closure of subsidiaries.

      In November 1998, the Chung Hwa group faced a sudden liquidity problem due to deteriorating operating conditions and its bankers withdrew their lines of credit. As Justrite was unable to collect its receivable from Chung Hwa, it in turn was unable to satisfy its obligation to its creditors, including the minority shareholder, Hua Nam. As a result, Hua Nam seized control of all of the assets of Justrite's joint venture, thus leading to the subsequent liquidation of Justrite's other subsidiaries, including the receivable from Chung Hwa. The write off of all of these assets of Justrite including the receivable from Chung Hwa, is included in

                          Leading Edge Packaging, Inc.

      the loss on disposal of subsidiary in the statement of operations for the year ended March 31, 1999 (See Note 1(i)). Likewise, amounts owed to the Company by Chung Hwa have been written off as a bad debt expense in the year ended March 31, 1999 as Chung Hwa is in financial difficulty and it is not anticipated there will be any significant recovery by the Company.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   RELATED PARTY TRANSACTIONS - continued

      (ii)  Related Company

                                                                   March 31,
                                                                   ---------
                                                                1999      1998
                                                                ----      ----

            Amount payable to L.B. Saw & Associates Limited   $420,521   $   --
                                                              --------   ------

            On February 12, 1999, the Company entered into a loan agreement with L.B. Saw & Associates Limited, a company in which L.B. Saw, the Company's director, has a beneficial ownership interest. The amount advanced by L.B. Saw & Associates Limited is non-interest bearing, repayable on demand and is secured by 5,000,000 shares of LEPI China Limited, a subsidiary of the Company.

14.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      Customers accounting for 10% or more of the total net sales for each of the three years in the period ended March 31, 1999, 1998 and 1997 are detailed as follows:

                                                         Year ended March 31,
                                                         --------------------
                                                       1999      1998      1997
                                                       ----      ----      ----

      Customer A                                        35%       10%       23%
      Customer B                                        --         5%       20%
      Customer C                                        --        10%       --
      Customer D                                        17%       --        --

      Details of the accounts receivable from the five customers with the largest receivable balances at March 31, 1999, 1998 and 1997 are as follows:

                                                        Percentage of accounts
                                                      receivable as at March 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                       ----      ----      ----

      Five largest receivable balances                  72%       54%       34%

      Bad debt expense relating to trade receivables was $1,324,425, $Nil and $218,560 for the years ended March 31, 1999, 1998 and 1997, respectively.

                          Leading Edge Packaging, Inc.

15.   COMMITMENTS AND CONTINGENCIES

      The Company leases premises and equipment under various operating leases which do not contain any renewal and escalation clauses. Rental expense under operating leases was $511,085, $1,113,769 and $796,290 for the years ended March 31, 1999, 1998 and 1997, respectively.

      At March 31, 1999, the Company was obligated under operating leases requiring minimum rentals as follows:

      Year ending March 31,

      2000                                                           $  878,159
      2001                                                              761,829
      2002                                                              552,049
      2003                                                               10,440
                                                                     ----------
      Total minimum lease payments                                   $2,202,477
                                                                     ----------

16.   RETIREMENT PLAN

      For the years ended March 31, 1998 and 1997, the Company had a defined contribution retirement plan covering substantially all employees in Hong Kong. Under this plan, eligible employees may contribute amounts through payroll deductions which are equal to 5% of individual salary, supplemented by employer contributions at 5% of individual salary, for investment in various funds established by the plan. The expense related to this plan was $34,781 and $29,668, for the years ended March 31, 1998 and 1997, respectively. The plan was terminated in 1998 following the liquidation of the principal subsidiaries and no contribution was made for the year ended March 31, 1999.

17.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying amounts of cash, accounts receivable, bills receivable, accounts payable, bills payable and payable to a related company are short term in nature and therefore reflect their fair value. All the financial instruments are for trade purposes.

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   SEGMENT INFORMATION

      The Company is engaged in one business segment which is the manufacture, sale and distribution of packaging products. An analysis of sales by geographic destinations for the relevant years is as follows:

                                                     Year ended March 31,
                                                     --------------------
                                              1999           1998          1997
                                              ----           ----          ----
      Net sales:
        North America                     $  6,066,693   $ 11,308,861  $ 12,987,263
        Europe                                 302,829      5,176,973     5,908,333
        Asia and others                         45,135      5,782,132     4,984,227
                                          ------------   ------------  ------------
                                          $  6,414,657   $ 22,267,966  $ 23,879,823
                                          ------------   ------------  ------------

      The following is the Company's operating information by geographic area:

      Net sales:
        North America                     $  6,066,693   $ 11,308,861  $ 12,987,263
        Hong Kong and other parts of PRC       347,964     10,959,105    10,892,560
                                          ------------   ------------  ------------
                                          $  6,414,657   $ 22,267,966  $ 23,879,823
                                          ------------   ------------  ------------

      Operating (loss) income:
        North America                      (12,841,868)     1,610,870     3,358,866
        Hong Kong and other parts of PRC    (5,342,410)     2,041,752     1,802,135
                                          ------------   ------------  ------------
                                           (18,184,278)     3,652,622     5,161,001
                                          ------------   ------------  ------------

      Assets at end of year:
        North America                        4,358,319      8,568,218    13,866,879
        Hong Kong and other parts of PRC     3,084,820     21,043,699    29,739,807
                                          ------------   ------------  ------------

                          Leading Edge Packaging, Inc.

                                          $  7,443,139   $ 29,611,917  $ 43,606,686
                                          ------------   ------------  ------------

      Long-lived assets at end of year:
        North America                          274,558        302,814       273,734
        Hong Kong and other parts of PRC     1,710,095      5,285,458     5,776,424
                                          ------------   ------------  ------------
                                          $  1,984,653   $  5,588,272  $  6,050,158
                                          ------------   ------------  ------------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          June 30   September 30   December 31   March 31
                                          -------   ------------   -----------   --------
                                           $'000        $'000         $'000        $'000
      Fiscal 1999
      Net Sales:
      Balance as per 10Q or 10K            4,439        4,801         1,437          786
      Deconsolidations adjustment
        on Justrite                       (2,410)      (2,638)           --           --
                                          ------       ------        ------       ------
      Consolidated amount                  2,029        2,163         1,437          786
                                          ------       ------        ------       ------
      Gross profit:
      Balance as per 10Q or 10K            1,671        1,536           163       (1,376)
      Deconsolidations adjustment
        on Justrite                         (948)      (1,116)           --           --
                                          ------       ------        ------       ------
      Consolidated amount                    723          420           163       (1,376)
                                          ------       ------        ------       ------
      Net income (loss):
      Balance as per 10Q or 10K              333          279        (9,492)      (7,073)
      Deconsolidations adjustment
        on Justrite                         (279)        (519)           --           --
                                          ------       ------        ------       ------
      Consolidated amount                     54         (240)       (9,492)      (7,073)
                                          ------       ------        ------       ------
      Earnings (loss) per share:
      Balance as per 10Q or 10K             0.06         0.06         (1.70)       (1.28)
      Adjustment on disposal of Justrite   (0.05)       (0.10)           --           --
                                          ------       ------        ------       ------
      Consolidated amount                   0.01        (0.04)        (1.70)       (1.28)
                                          ------       ------        ------       ------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   QUARTERLY FINANCIAL DATA (UNAUDITED) - continued

                                          June 30   September 30    December 31   March 31
                                          -------   ------------    -----------   --------
                                           $'000       $'000           $'000        $'000
      Fiscal 1998
      Net Sales:
      Balance as per 10Q or 10K
        - Leading Edge                    $ 2,751     $ 3,029         $ 3,262      $    --
      Adjustment on combination with
        Justrite                            1,535       1,731           4,071        5,889
                                          -------     -------         -------      -------
      Combined amount                       4,286       4,760           7,333        5,889
                                          -------     -------         -------      -------
      Gross profit:
      Balance as per 10Q or 10K
        - Leading Edge                      1,141         996           1,056           --
      Adjustment on combination with
        Justrite                              766       1,168           2,258        3,216
                                          -------     -------         -------      -------
      Combined amount                       1,907       2,164           3,314        3,216
                                          -------     -------         -------      -------
      Net income:
      Balance as per 10Q or 10K
        - Leading Edge                        465         262             229           --
      Adjustment on combination with
        Justrite                               46          79             679        1,503
                                          -------     -------         -------      -------
      Combined amount                         511         341             908        1,503
                                          -------     -------         -------      -------
      Earnings per share:
      Balance as per 10Q or 10K
        - Leading Edge                       0.14        0.08            0.07           --
      Adjustment on combination with
        Justrite                            (0.05)      (0.02)           0.09         0.28
                                          -------     -------         -------      -------
      Combined amount                     $  0.09     $  0.06         $  0.16      $  0.28
                                          -------     -------         -------      -------

                          Leading Edge Packaging, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   QUARTERLY FINANCIAL DATA (UNAUDITED) - continued

                                          June 30    September 30   December 31   March 31
                                          -------    ------------   -----------   --------
                                           $'000         $'000         $'000        $'000
      Fiscal 1997
      Net Sales:
      Balance as per 10Q or 10K
        - Leading Edge                    $ 2,505       $ 3,047       $ 3,696      $ 3,740
      Adjustment on combination with
        Justrite                            2,261         3,957         2,803        1,871
                                          -------       -------       -------      -------
      Combined amount                       4,766         7,004         6,499        5,611
                                          -------       -------       -------      -------
      Gross profit:
      Balance as per 10Q or 10K
        - Leading Edge                        808         1,007         1,151        1,615
      Adjustment on combination with
        Justrite                            1,418         2,205         1,947          993
                                          -------       -------       -------      -------
      Combined amount                       2,226         3,212         3,098        2,608
                                          -------       -------       -------      -------
      Net income:
      Balance as per 10Q or 10K
        - Leading Edge                        451           504           510          626
      Adjustment on combination with
        Justrite                              489         1,279           777         (886)
                                          -------       -------       -------      -------
      Combined amount                         940         1,783         1,287         (260)
                                          -------       -------       -------      -------
      Earnings per share:
      Balance as per 10Q or 10K
        - Leading Edge                       0.24          0.26          0.21         0.18
      Adjustment on combination with
        Justrite                            (0.04)        (0.15)         0.05        (0.23)
                                          -------       -------       -------      -------
      Combined amount                     $  0.20       $  0.41       $  0.26      $ (0.05)
                                          -------       -------       -------      -------

                               S I G N A T U R E S

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEADING EDGE PACKAGING, INC.


                                         By: /s/Lip-Boon Saw
                                             ----------------------------------
Date: July 14, 1999                          Lip-Boon Saw,
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                        Date
---------                     -----                        ----


/s/ Stephen J. DeGroat        Chairman and Director        July 14, 1999
-------------------------
Stephen J. DeGroat


/s/ Lip-Boon Saw              Chief Executive              July 14, 1999
-------------------------     Officer and Director
Lip-Boon Saw


/s/ Casey K. Tjang            President, Chief
-------------------------     Financial Officer            July 14, 1999
Casey K. Tjang                (Principal Accounting)
                              and Director

/s/ John Fee                  Senior Vice                  July 14, 1999
-------------------------     President-
John Fee                      Marketing


/s/ Bernard Esquenet          Secretary and Director       July 14, 1999
-------------------------
Bernard Esquenet


/s/ Peter L. Coker            Director                     July 14, 1999
-------------------------
Peter L. Coker


/s/ Richard Fung-Gea Wong     Director                     July 14, 1999
-------------------------
Richard Fung-Gea Wong