Form 10-Q
period 1999-06-30
LEADING EDGE PACKAGING INC
filed 1999-08-16
CIK 1021549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended: June 30, 1999
                                                  -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTON 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No.: 000-28868
                         ------------------------------

                          LEADING EDGE PACKAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     22-3432883
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
         or organization)                                Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

State the number of shares outstanding of each of the issuer's classes of common stock: As of June 30, 1999 the issuer had 5,562,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

Part I.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements

                   Condensed Balance Sheet                                     2
                   June 30, 1999 and March 31, 1999

                   Condensed Statement of Income                               3
                   Three Months Ended June 30, 1999 and 1998

                   Condensed Statement of Cash Flows                           4
                   Three Months Ended June 30, 1999 and 1998

                   Notes to Financial Statements                             5-6

Item 2.   Management's Discussion and Analysis of                            7-8
          Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                            9

Item 3.   Defaults Upon Senior Securities                                      9

Item 5.   Other Information                                                   10

Item 6.   Exhibits and reports on Form 8K                                     11


SIGNATURES                                                                    12

                           LEADING EDGE PACKAGING, INC
                        CONDENSED COMBINED BALANCE SHEET
                                 (In thousands)

                                                                       (UNAUDITED)
                                                                         June 30               March 31
                                                                          1999                   1999
                                                                          ----                   ----
ASSETS
CURRENT ASSETS
      Cash & cash equivalents                                           $    295              $    227
      Accounts receivable                                                    871                   751
      Bills receivable (Note 2)                                                0                    54
      Inventories (Note 3)                                                 2,583                 2,608
      Prepaid expenses and other current assets                              201                   215
      Income taxes receivable                                              1,515                 1,603
                                                                       ---------              --------
      Total current assets                                                 5,465                 5,458
                                                                       ---------              --------
      Property and equipment, net of accumulated                           2,088                 1,985
        depreciation of  $308 and  $238                                ---------              --------
      TOTAL ASSETS                                                     $   7,553              $  7,443
                                                                       =========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Account payable                                                      1,654                   295
      Bills payable                                                          134                     -
      Accrued liabilities                                                    771                 1,648
      Short-term payable                                                   5,382                 5,195
      Current portion of long-term debt                                       10                    10
      Amount due to related company                                          420                   420
      Dividend payable                                                        54                    19
                                                                       ---------              --------
      TOTAL CURRENT LIABILITIES                                            8,425                 7,587
                                                                       ---------              --------
LONG TERM LIABILITIES
      Long-term debt                                                          25                    28
                                                                       ---------              --------
      TOTAL LONG TERM DEBT                                                    25                    28
                                                                       ---------              --------

Redeemable preferred stock, authorized 5,000,000 share                     1,750                 1,750
                                                                       ---------              --------
Series A, $0.01 par value, with a redemption and liquidation value of $0.75 per share; 1,000,000 shares issued and
      outstanding                                                        750,000                     -
Series B, $0.01 par value, with a redemption and liquidation value of $1.00 per share; 500,000 shares issued and
      outstanding                                                        500,000                     -
Series C, $0.01 par value, with a redemption and liquidation value of $1.00 per share; 500,000 shares issued and
      outstanding                                                        500,000                     -
                                                                       ---------              --------
                                                                       1,750,000                     -
                                                                       ---------              --------
SHAREHOLDERS' EQUITY
      Common stock, par value $0.01 per share,
        authorized 8,000,000 shares,
        issued and outstanding 5,562,500 shares                               56                    56
        Additional paid in capital                                         7,298                 7,298
        Retained (loss) / earnings                                       (10,001)               (9,276)
                                                                        --------              --------
      TOTAL SHAREHOLDERS' DEFICIT                                         (2,647)               (1,922)
                                                                        --------              --------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $  7,553              $  7,443
                                                                        ========              ========

See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                           LEADING EDGE PACKAGING, INC
                     CONDENSED COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                              Three Months Ended
                                                                                   June 30
                                                                          1999                  1998
                                                                          ----                  ----
Net sales                                                               $  2,353              $  4,439
Deconsolidations adjustment on Justrite                                        -                (2,410)
                                                                        --------              --------
Adjusted amount                                                            2,353                 2,029



Cost of goods sold                                                         1,960                 2,768
Deconsolidations adjustment on Justrite                                        -                (1,462)
                                                                        --------              --------
Adjusted amount                                                            1,960                 1,306
                                                                        --------              --------
Gross (loss) / profit                                                        393                   723
                                                                        --------              --------

Selling, general, and administrative expenses                                962                 1,233
Deconsolidations adjustment on Justrite                                        -                  (617)
                                                                        --------              --------
Adjusted amount                                                              962                   616
                                                                        --------              --------
Net (loss)/income before interest & tax                                     (569)                  107
                                                                        --------              --------

Interest expense net of interest income                                     (121)                 (110)
Deconsolidations adjustment on Justrite                                        -                    98
                                                                        --------              --------
                                                                            (121)                  (12)

Net (loss)/income before income taxes                                       (690)                   95
                                                                        --------              --------
Provision for income taxes                                                     -                    41
                                                                        --------              --------
Net (loss)/income                                                           (690)                   54
                                                                        --------              --------
Accumulative preferred stock dividend                                         35                     -
Net (loss) income attributable to common
    stock shareholders                                                  $   (725)             $     54
                                                                        ========              ========

Basic and diluted earnings per share                                    $  (0.13)                $0.01

Net (loss) income attributable to common
      stock shareholders before deconsolidated
      Adjustment                                                       N/A                   $  333.00
                                                                       =========             =========
Basic and diluted earning per share before                             N/A                   $    0.06
      deconsolidated adjustment                                        ---------             ---------

Weighted average of shares outstanding                                 5,562,500             5,562,500
                                                                       =========             =========


See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                           LEADING EDGE PACKAGING, INC
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                          For the Three Months Ended
                                                                                    June 30
                                                                         1999                   1998
                                                                         -----                  ----
Cash flows from operating activities:
      Net (loss) / income                                               $   (690)             $     54
      Adjustment to reconcile net income to net
          cash provided (used in) activities:
          Depreciation and amortization                                       70                    27
      Net increase (decrease) in cash due to
          changes in current assets and liabilities                          677                  (476)

                                                                        --------              --------
      Net cash provided by (used in) operating activities:                    57                  (395)
                                                                        --------              --------

Cash flows from investing activities:
      Purchase of property, plant and equipment
      Net cash used in investing activities                                 (173)                  (25)
                                                                        --------              --------
                                                                            (173)                  (25)
                                                                        --------              --------
Cash flow from financing activities:
      Proceeds from short-term borrowings                                    187                     -

      Repayments of long-term borrowings                                      (3)                    -
                                                                        --------              --------
      Net cash (used in) provided by financing activities                    184                     -
                                                                        --------              --------

Net increase (decrease) in cash and cash equivalents                          68                  (420)
Cash and cash equivalents at the beginning of period                         227                   911
                                                                        --------              --------
Cash and cash equivalents at the end of period                          $    295              $    491
                                                                        ========              ========


Supplemental disclosure of cash flow information:


Interest paid                                                           $      -              $    (12)
                                                                        --------              --------
Taxes paid                                                              $      -              $    479
                                                                        --------              --------



  See Accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          LEADING EDGE PACKAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of June 30, 1999 and March 31, 1999 and for the three-month period ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

         The results of operations for the three-month period ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1999.

         The Condensed Combined Statement of Income and Statement of Cash Flows for the three months ended June 30, 1999 have been adjusted to reflect the deconsolidation adjustments on Justrite Investments Limited. Justrite Investments Limited previously served as the investment holding company for the companies other overseas operating subsidiaries. Justrite has ceased its activities due to the liquidation of all of its operating subsidiaries.

Note 2  Bills Receivable

         Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

         At June 30, 1999, the Company had no bills receivable outstanding.

                          LEADING EDGE PACKAGING, INC.


Note 3. Inventories


         Inventories held for resale are stated at the lower of cost, determined by the first-in, first out method, or value determined by the market. Finished goods inventories consist of raw materials, direct labor, and overhead associated with the manufacture process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements under this item constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II. Item 5(a). Other Information."

         General

         The Company manufactures, sells and distributes worldwide packaging products used primarily in the sale of luxury consumer goods. Its packaging products include metal, plastic and paper based jewelry, optical and watch cases, pouches and bags, and paper gift boxes and bags, and, to a lesser extent, premium and novelty items. The Company has a 2,000 square-foot office and showroom in the Empire State Building, 350 Fifth Avenue, New York City and a warehouse and distribution facility of a 33,000 square-foot office and light assembly in Raritan Center Industrial Park, Edison, New Jersey. The Company has two principal overseas subsidiaries, The LEPI China Limited in Hong Kong, an international trading company, and LEPI (Zhongshan) Manufacturing Company Limited ("LEPI Manufacturing") in China, a manufacturing subsidiary. LEPI Manufacturing occupies approximately 230,000 square feet, can employ up to 2,500 workers and is managed with a focus on worker safety and welfare. It is a fully integrated plant which is equipped with computerized injection molding machines, automatic printing equipment, automatic stamping presses, automatic vacuum forming machine, high precision paper cutters, CNC wire cutters, a high precision milling machine, a lather, sewing machines and heating conveyor systems to air dry all products. The Company believes that it is the only plant in the industry which as its own fully equipped laboratory including a spectrometer, gas chromatograph, ph microprocessor, colorimeter, hardness tester, bonding/stress tester and a titration system which enables the testing of all raw materials to meet specific standards. The plant is designed to improve productivity and efficiency over that of the Company's prior joint venture factory. The Company believes that this is important in order for it to remain competitive in the industry and position the Company for future growth.


         Results of Operations

         Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998.

         The Company has presented its results of operations for the three months ended June 30, 1998 both before and after deconsolidating amounts attributable to Justrite Investments Limited. The financial data for Justrite, the Company's former holding company subsidiary, was consolidated into the Company's results of operations in its Quarterly Report on Form 10-Q for the three months ended June 30, 1998. However, because the operating subsidiaries owned by Justrite are currently in liquidation and it is no longer active, the deconsolidated results for each quarter during the fiscal year ended March 31, 1999 were presented in the Company's Annual Report on Form 10-K on an unaudited basis. Management believes that the deconsolidated data provides a more meaningful and accurate basis for comparison and, accordingly, has used these amounts as the basis of its analysis below.

         Net sales for the three months ended June 30, 1999 were approximately $2,353,000 an increase of $324,000 or 16% from approximately $2,029,000 for the three months ended June 30, 1998. The increase in sales is due to the recovery of our sales to international customers. The Company continues to focus efforts on increasing sales to its North America customers.

         Cost of goods sold for the three months ended June 30, 1999 was approximately $1,960,000, an increase of $654,000 or 50.0% from approximately $1,306,000 for the three months ended June 30, 1998. The increase of cost of goods sold is due to the corresponding increase in sales and the higher work force wages. The higher work force employed is in anticipation of increasing our production output in the following quarter. This is necessary due to the need to train the new workers. The disposal of inventory at a lower margin has a resulting effect in a higher cost of sales.

         Selling, general and administrative expenses for the three months ended June 30, 1999 were approximately $962,000, an increase of $346,000 from approximately $616,000 for the three months ended June 30, 1998. The increase in selling, general and administrative expenses is primarily due to the aggressive marketing and sales program of the Company. This includes recruiting more marketing and sales people in our direct marketing efforts which is necessary as we strive to rely less on our distributors. The participation in the Basel, Switzerland trade show and the expenses incurred in the Grand Opening Cerebration of our new modern production facilities in China added to this increase.

         The net loss before interest and tax of approximately $569,000 for the three months ended June 30, 1999 reflects a decrease of $676,000 or 631% as compared to a profit of $107,000 for the three months ended June 30, 1998. This was due to a higher cost of sales and higher general, sales and administrative expenses as explained above.

         The net loss after interest and tax of approximately $690,000 for the three months ended June 30, 1999 reflects a decrease of $785,000 or 726% as compared to a net profit of approximately $95,000 for the three months ended June 30, 1998. This was due to large loan and higher interest rate and the result of above.

         Liquidity and Capital Resources

         The Company is currently facing a period of restricted cash flow and a shortage of capital resources. While it endeavors to regain the confidence and loyalty of its customer base, the Company has experienced difficulty in obtaining trade financing from suppliers and vendors. The Company had negative working capital of approximately $(2,960,000) at June 30, 1999, compared with $(2,129,000) at March 31, 1999. At March 31, 1999, the Company's credit facilities were terminated, and it had borrowings under previously available facilities. At June 30, 1999, these borrowings totaled approximately $5,382,000. The lines of credit extended to the Company by First Union were converted to term loans which expired on August 15, 1999. The Company has received a letter from First Union demanding payment for these loans. The Company's officers are presently attempting to negotiate with First Union to reach a mutually agreeable plan to extinguish the loans. Management believes that the resolution of certain issues relating to the Company's current capital structure and the liquidation of its subsidiaries in Hong Kong and China should enable it to begin to overcome its liquidity concerns. However, resolution of these issues may not produce this effect.

Item 3.  Not applicable.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         (a) In connection with the issuance of preferred stock to certain accredited investors as described in (c) below, the Company filed a Certificate of Designations, designating the preferred stock and its rights and preferences. This certificate effects an amendment to the Company's Certificate of Incorporation, although, as provided in the Certificate of Incorporation, it does not require approval of the stockholders of the Company. In addition, the Company has amended its Amended and Restated By-laws in connection with the issuance of the preferred stock. This amendment defines the rights of the holders of the preferred stock vis a vis holders of the common stock.

         (b) Not applicable.

         (c) The Company has completed the issuance of its Series A, B and C 8% Cumulative Redeemable Preferred Stock. 500,000 shares of Series B were issued to BroadAsia LLC, the holder of all of the existing Series A preferred shares, at a price of $1.00 per share. 500,000 shares of Series C were issued to two accredited investors, also at a price of $1.00 per share. The Company issued 1,000,000 Series A shares to BroadAsia LLC in exchange for 1,000,000 shares of Series A 8% Redeemable Preferred Stock, which it previously held. The shares were issued under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder based on the limited nature of the offering, the accredited status of the investors and the fact that the shares issued to BroadAsia LLC were pursuant to a negotiated transaction for a controlling interest in the Company. The Series B and C shares were funded in February and March of 1999, respectively, and accordingly, were treated as issued and outstanding at year end for financial reporting purposes. Similarly, because the Series A shares were issued in exchange for an equivalent amount of then outstanding shares, they were also treated as issued and outstanding.


Item 3.  Defaults upon Senior Securities

         The Company has received a demand letter under certain term loans, which arose from conversion of the Company's credit facilities under its Loan Agreement, dated September 25, 1997, with First Union National Bank, Edison, New Jersey. The amount currently outstanding and demanded under the term loans is $4,873,947.31, including principal of $4,698,302.51 and accrued and unpaid interest of $178,644.80. The Company announced that it was in technical default under the Loan Agreement in its form 10-Q for the three months ended December 31, 1998.

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

                                           LEADING EDGE PACKAGING, INC.

Dated: August 16, 1999                     By: /s/  Casey  K. Tjang
                                               --------------------------------
                                           Casey K. Tjang
                                           Director, Chief Financial Officer and
                                           Secretary

                                           Signing on behalf of the registrant
                                           as principal accounting officer.