Form 10-K/A
period 1999-03-31
LEADING EDGE PACKAGING INC
filed 1999-08-23
CIK 1021549

                                    FORM 10-K/A


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

           See accompanying Notes to Consolidated Financial Statements

                          Leading Edge Packaging, Inc.

        CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIT)


                                            Common Stock
                         --------------------------------------------------
                           Leading Edge
                          Packaging, Inc.   Justrite                                       Foreign
                           shareholders'   Investments          Additional                 currency                        Total
                             Shares         Limited              paid-in      Retained    translation   Comprehensive  Shareholders'
                             equity         Shares    Amount     capital      earnings    adjustments   income (loss)      Equity
                            ---------       ------    -------  ------------  -----------   ------------ -------------  -------------
Balance at April 1, 1996         1,500          100    $ 1,600  $  258,988  $ 14,729,891  $         --                 $ 14,990,479
Issuance of common stock
  and share split            1,873,500           --     17,250          --            --            --                       17,250
Contribution by Rich City
  of part of accounts
  payable to Rich City *            --           --         --     481,250            --            --                      481,250
Issuance of common stock
  in a public offering       1,437,500           --     14,375   6,580,450            --            --                    6,594,825
Net income for the year             --           --         --   3,749,904            --  $  3,749,904    $ 3,749,904     3,749,904
Translation adjustments             --           --         --          --       (21,600)      (21,600)       (21,600)      (21,600)
                                                                                                          -----------  ------------
Comprehensive income                                                                                      $ 3,728,304
                             ---------         ----    -------  ----------  ------------  ------------    -----------
Balance at March 31, 1997    3,312,500          100     33,225   7,320,688    18,479,795       (21,600)                  25,812,108

Net income for the year             --           --         --   3,262,599            --     3,262,599    $ 3,262,599     3,262,599
Translation adjustments             --           --         --          --        12,222        12,222         12,222        12,222
                                                                                                          -----------  ------------
Comprehensive income                                                                                      $ 3,724,821
                                                                                                          -----------
Dividend paid by Justrite
  to Chung Hwa                      --           --         --          --   (14,248,705)           --                  (14,248,705)
                             ---------         ----    -------  ----------  ------------  ------------                 ------------
Balance at March 31, 1998    3,312,500          100     33,225   7,320,688     7,493,689        (9,378)                  14,838,224
Issuance of common stock in
  exchange for shares in
  Justrite (Note 1)          2,250,000         (100)    22,400     (22,400)           --            --                           --
Net loss                            --           --         --          --   (16,770,074) $(16,770,074)  $(16,770,074)  (16,770,074)
Adjustment on closure of
  Justrite (Note 1(i))              --           --         --          --            --         9,378          9,378         9,378
                                                                                                         ------------  ------------
Comprehensive loss                                                                                       $(16,760,696)
                             ---------         ----    -------  ----------  ------------  ------------   ------------
Balance at March 31, 1999    5,562,500           --    $55,625  $7,298,288  $ (9,276,385) $         --                 $ (1,922,472)
                             ---------         ----    -------  ----------  ------------  ------------                 ------------


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

                                         LEADING EDGE PACKAGING, INC.


                                         By: /s/Lip-Boon Saw
                                             ----------------------------------
Date: August 19, 1999                        Lip-Boon Saw,
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                        Date
---------                     -----                        ----


/s/ Stephen J. DeGroat        Chairman and Director        August 19, 1999
-------------------------
Stephen J. DeGroat


/s/ Lip-Boon Saw              Chief Executive              August 19, 1999
-------------------------     Officer and Director
Lip-Boon Saw


/s/ Casey K. Tjang            President, Chief
-------------------------     Financial Officer            August 19, 1999
Casey K. Tjang                (Principal Accounting)
                              and Director

/s/ John Fee                  Senior Vice                  August 19, 1999
-------------------------     President-
John Fee                      Marketing


/s/ Bernard Esquenet          Secretary and Director       August 19, 1999
-------------------------
Bernard Esquenet


/s/ Peter L. Coker            Director                     August 19, 1999
-------------------------
Peter L. Coker


/s/ Richard Fung-Gea Wong     Director                     August 19, 1999
-------------------------
Richard Fung-Gea Wong