Form 10-Q
period 1999-09-30
LEADING EDGE PACKAGING INC
filed 1999-11-19
CIK 1021549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended: September 30, 1999
                                                  -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTON 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No.: 000-28868
                         ------------------------------

                          LEADING EDGE PACKAGING, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     22-3432883
- ---------------------------------------------       --------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
         or organization)                                Identification No.)

  Empire State Building, Suite 3922, 350 Fifth Avenue, New York, New York 10018
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 239-1865
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

State the number of shares outstanding of each of the issuer's classes of common stock: As of September 30, 1999 the issuer had 5,562,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

Part I.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements

                   Condensed Balance Sheet                                     3
                   September 30, 1999 and March 31, 1999

                   Condensed Statement of Income                               4
                   Three and Six Months Ended September 30, 1999 and 1998

                   Condensed Statement of Cash Flows                           5
                   Three and Six Months Ended September 30, 1999 and 1998

                   Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis of                            7-8
          Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                            9

Item 3.   Defaults Upon Senior Securities                                      9

Item 5.   Other Information                                                    9


SIGNATURES                                                                    10

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Leading Edge Packaging, Inc.
                        Condensed Combined Balance Sheet
                                 (In Thousands)
                                   (UNAUDITED)

                                                                September 30          March 31
                                                                    1999                 1999
                                                                    ----                ----
ASSETS
CURRENT ASSETS
    Cash & Cash Equivalents                                    $      389           $      227
    Accounts Receivable                                        $      425           $      751
    Bills Receivable (Note 2)                                  $      208           $       54
    Inventories (Note 3)                                       $    2,493           $    2,508
    Prepaid expenses and other current assets                  $      267           $      215
    Income Taxes receivable                                    $        -           $    1,603
                                                               -----------          -----------
    Total Current assets                                       $    3,782           $    5,458
                                                               -----------          -----------
    Property & Equipment, net of accumalated                   $    1,965           $    1,985
        depreciation of $385 nd $238
                                                               ===========          ===========
    TOTAL ASSETS                                               $    5,747           $    7,443
                                                               ===========          ===========

LIABILITIES AND SHAREHOLDER EQUITY
CURRENT LIABILITIES
    Accounts Payable                                           $      469           $       295
    Bills Payable                                              $       22           $        -
    Accrued Liabilities                                        $    1,432           $    1,648
    Short-term Payable                                         $    4,931           $    5,195
    Current portion of long-term debt                          $       10           $       10
    Amount due to related company                              $      338           $      420
    Dividend Payable                                           $       89           $       19
                                                               -----------          -----------
    TOTAL CURRENT LIABILITTIES                                 $    7,291           $    7,587
                                                               -----------          -----------

LONG TERM LIABILITIES
    Deferred Income Taxes                                      $        -           $        -
    Long Term Debt                                             $       22           $       28
                                                               -----------          -----------
    TOTAL LONG TERM DEBT                                       $       22           $       28
                                                               -----------          -----------

Redeemable Preferred Stock, Authorized 5,000,000 share:        $    1,750           $    1,750
                                                               -----------          -----------
Series A, $0.01 par value, with a redemption and liquidation value of $0.75 per share:  1,000,000 shares issued and
    outstanding....................................            $  750,000           $  750,000
Series B, $0.01 par value, with a redemption and liquidation value of $1.00 per share:  500,000 shares issued and
    outstanding..............................                  $  500,000           $  500,000
Series C, $0.01 par value, with a redemption and liquidation value of $1.00 per share:  500,000 shares issued and
    outstanding........................                        $  500,000           $  500,000
                                                               -----------          -----------
                                                               $1,750,000           $1,750,000
                                                               -----------          -----------

SHAREHOLDER'S EQUITY
    Common stock, par value $0.01 per share,
        Authorized 8,000,000 shares,
        Issued and outstanding 5,562,500 shares                $       56           $       56
Additional Paid-In Capital                                     $    7,298           $    7,298
Retained (loss)/earnings                                         $(10,670)          $   (9,276)
                                                               -----------          -----------
TOTAL SHAREHOLDER'S DEFICIT                                    $   (3,316)          $   (1,922)
                                                               -----------          -----------

                                                               -----------          -----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                       $    5,747           $    7,443
                                                               ===========          ===========


See accompanying Notes to Condensed Combined (Unaudited) Finacial Statements

                          Leading Edge Packaging, Inc.
                     Condensed Combined Statement of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Six months ended                    Three MonthsEnded
                                                              September 30                         September 30
                                                      1999                1998                1999            1998
                                                      ----                ----               ----             ----
Net sales                                            $    4,602      $    9,240          $    2,249      $    4,801
Deconsolidation adjustments on Justrite              $        -      $   (5,049)         $        -      $   (2,638)
                                                     ----------      ----------          ----------      ----------
Adjusted Amount                                      $    4,602      $    4,191          $    2,249      $    2,163

Cost of Goods Sold                                   $    3,855      $    6,033          $    1,895      $    3,265
Deconsolidation adjustments on Justrite              $        -      $   (2,984)         $        -      $   (1,522)
                                                     ----------      ----------          ----------      ----------
Adjusted Amount                                      $    3,855      $    3,049          $    1,895      $    1,743

                                                     ----------      ----------          ----------      ----------
Gross (Loss)/Profit                                  $      747      $    1,142          $      354      $      420
                                                     ----------      ----------          ----------      ----------

Selling, General, & Administrative Expenses          $    1,843      $    2,572          $      881      $    1,339
                                                     $        -      $   (1,260)         $        -      $     (643)
                                                     ----------      ----------          ----------      ----------
Adjusted Amount                                      $    1,843      $    1,312          $      881      $      696

                                                     ----------      ----------          ----------      ----------
Operating (Loss)/Income                              $   (1,095)     $     (170)         $     (527)     $     (276)
                                                     ----------      ----------          ----------      ----------

Interest Expense Net of Interest Income              $     (234)     $     (197)         $     (113)     $      (87)
Deconsolidation Adjustment on Justrite               $        -      $      160          $        -      $       62
                                                     ----------      ----------          ----------      ----------
                                                     $     (234)     $      (37)         $     (113)     $      (25)

Other Income                                         $       19      $      112          $       19      $       66
Deconsolidation Adjustments on Justrite              $        -      $      (90)         $        -      $       (4)
                                                     ----------      ----------          ----------      ----------
                                                     $       19      $       22          $       19      $       62

(Loss)/Income before Income Taxes                    $   (1,311)     $     (185)         $     (621)     $     (239)
                                                     ----------      ----------          ----------      ----------

Provision For Income Taxes                           $       13      $      (62)         $       13      $     (103)
Deconsolidation Adjustments on Justrite              $        -      $       63          $        -      $      104
                                                     ----------      ----------          ----------      ----------
                                                     $       13      $        1          $       13      $        1

                                                     ----------      ----------          ----------      ----------
Net (Loss)/Income                                    $   (1,324)     $     (186)         $     (634)     $     (240)
                                                     ----------      ----------          ----------      ----------

Accumalative Preferred Stock Dividend                $       70               -          $       35      $        -
Net (Loss) Income Attributable to common
    stock shareholders                               $   (1,394)     $     (186)         $     (669)     $     (240)
                                                     ==========      ==========          ==========      ==========

Net (Loss) Income Attributable to common
    stock shareholders before deconsolidated
    adjustment                                              N/A      $      612                N/A       $      279
                                                     ==========      ==========          ==========      ==========

Basic & Diluted Earnings per share                   $    (0.25)     $    (0.03)         $    (0.12)     $    (0.04)
                                                     ----------      ----------          ----------      ----------

Basic & Diluted Earnings per share before
   Deconsolidated Adjustment                                N/A      $     0.11                 N/A      $     0.05
                                                     ----------      ----------          ----------      ----------

Weighted Average of Shares Outstanding               $5,562,500      $5,562,500          $5,562,500      $5,562,500
                                                     ==========      ==========          ==========      ==========


See accompanying Notes to Condensed Combined (Unaudited) Finacial Statements

                          Leading Edge Packaging, Inc.
                    Condensed Combined Staement of Cash Flows
                                 (In Thousands)
                                   (Unaudited)
                       Six Months Ended Three Months Ended

                                                                      September 30                       September 30
                                                                 1999              1998               1999             1998
                                                                 ----              ----               ----             ----
Cash Flows from operating activities:
    Net (Loss)/Income before dividend                         $(1,324)          $  (186)           $ (704)           $   (240)
    Adjustments to reconcile net income to net
        Cash provided (used in) activities:
        Depreciation and Amortization                         $   147           $    53            $   77            $     27
    Net increase (decrease) in cash due to
        changes in current assets and liabilities             $ 1,830           $(2,509)           $1,223            $(2,034)

                                                              -------           -------            ------            -------
    Net cah provided by (used in) operating activities:       $   653           $(2,642)           $  596            $(2,247)
                                                              -------           -------            ------            -------

Cash Flows from Investing Activities:
    Proceeds from sale of property, plant and equipment       $     -           $     -            $   46            $     -
    Purchase of Property, Plant & Equipment                   $  (127)          $   (25)           $    -            $     -
                                                              -------           -------            ------            -------
    Net Cash Used in Investing Activities                     $  (127)          $   (25)           $   46            $     -
                                                              -------           -------            ------            -------

Cash Flows from Financing Activities:
    Bank Loan Raised                                          $     -           $ 2,500            $    -            $ 2,500
    Repayments of short-term borrowings                       $  (358)          $     -            $ (545)           $     -
    Repayments of long-term borrowings                        $    (6)          $     -            $   (3)           $     -
                                                              -------           -------            ------            -------
    New Cash (used in) provided by financing activities       $  (364)          $ 2,500            $ (548)           $ 2,500
                                                              -------           -------            ------            -------

Net Increase (decrease) in cash and cash equivalents          $   162           $  (167)           $   94            $   253
Cash & cash equivalents at the beginning of the period        $   227           $   911            $  295            $   491
                                                              -------           -------            ------            -------
Cash & Cash equivalents at the end of the period              $   389           $   744            $   389           $   744
                                                              =======           =======            ======            =======

Supplemental disclosures of cash flow information:
Interest Paid                                                 $    23                              $    -
                                                              -------                              ------
Taxes Paid                                                    $    13                              $    -
                                                              -------                              ------

                           LEADING EDGE PACKAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1999
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of September 30, 1999 and March 31, 1999 and for the period of three and six months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

         The results of operations for the three-and-six-month period ended September 30,1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1999.

         The Condensed Combined Statement of Income and Statement of Cash Flows for the three and six months ended September 30, 1999 and 1998 have been adjusted to reflect the deconsolidation adjustments on Justrite Investments Limited. Justrite Investments Limited previously served as the investment holding company for the companies other overseas operating subsidiaries. Justrite has ceased its activities due to the liquidation of all of its operating subsidiaries.

Note 2.  Bills Receivable

         Bills receivable represent accounts receivable on FOB sales in the form of bills of exchange, whose acceptances and settlements are handled by banks.

         At September 30, 1999, the Company had bills receivable outstanding of $208,000.

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


         Results of Operations

         Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998.

         The Company has presented its results of operations for the three months ended September 30, 1998 both before and after deconsolidating amounts attributable to Justrite Investments Limited. The financial data for Justrite, the Company's former holding company subsidiary, was consolidated into the Company's results of operations in its Quarterly Report on Form 10-Q for the three months ended June 30, 1998. However, because the operating subsidiaries owned by Justrite are currently in liquidation and it is no longer active, the deconsolidated results for each quarter during the fiscal year ended March 31, 1999 were presented in the Company's Annual Report on Form 10-K on an unaudited basis. Management believes that the deconsolidated data provides a more meaningful and accurate basis for comparison and, accordingly, has used these amounts as the basis of its analysis below.

         Net sales for the three months ended September 30, 1999 were approximately $2,249,000 an increase of $86,000 or 4% from approximately $2,163,000 for the three months ended September 30, 1998. The increase in sales is due to the gradual recovery of our sales to international customers. The Company continues to focus efforts on increasing sales to its North America customers.

         Cost of goods sold for the three months ended September 30, 1999 was Approximately $1,895,000, an increase of $152,000 or 9% from approximately $1,743,000 for the three months ended September 30, 1998. The increase of cost of goods sold is due to the corresponding increase in sales and the higher workforce wages. The higher work force employed is in anticipation of increasing ourproduction output in the following quarter. Higher work force wages also attributed to the need to train the new workers. The disposal of inventory at a lower margin has a resulting effect in a higher cost of sales.

         Selling, general and administrative expenses for the three months ended September 30, 1999 were approximately $881,000, an increase of $185,000 from approximately $696,000 for the three months ended September 30, 1998. The increase in selling, general and administrative expenses is primarily due to the aggressive marketing and sales program of the Company. This includes recruiting more marketing and sales people domicile in the States of California and Florida in our direct marketing efforts, which is necessary as we strive to rely less on our distributors.

         The net loss before interest and tax of approximately $621,000 for the three months ended September 30, 1999 reflects an increase of $382,000 or 160% as compared to a loss of $239,000 for the three months ended September 30, 1998. This was due to a higher cost of sales and higher general, sales and administrative expenses as explained above.

         The net loss after interest and tax of approximately $634,000 for the three months ended September 30, 1999 reflects an increase of $394,000 or 164% as compared toa net loss of approximately $240,000 for the three months ended September 30, 1998. This was due to large loan and higher interest rate and the result of above.

         Liquidity and Capital Resources

         The Company is currently facing a period of restricted cash flow and a shortage of capital resources. While it endeavors to regain the confidence and loyalty of its customer base, the Company has experienced difficulty in obtaining trade financing from suppliers and vendors. The Company had negative working capital of approximately $(3,509,000) at September 30, 1999, compared with $(2,129,000) at March 31, 1999. At March 31, 1999, the Company's credit facilities were terminated, and it had borrowings under previously available facilities. At September 30, 1999, these borrowings totaled approximately $4,931,000. The lines of credit extended to the Company by First Union were converted to term loans which expired on August 15, 1999. The Company has received two letters from First Union demanding payment for these loans. The Company's officers are presently attempting to negotiate with First Union to reach a mutually agreeable plan to extinguish the loans. Management believes that the resolution of certain issues relating to the Company's current capital structure and the liquidation of its subsidiaries in Hong Kong and China should enable it to begin to overcome its liquidity concerns. However, there is no guarantee such resolution of these issues may produce this effect.

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

Item 3.  Defaults upon Senior Securities

         The Company has received two demand letters under certain term loans, which arose from conversion of the Company's credit facilities under its Loan Agreement, dated September 25, 1997, with First Union National Bank, Edison, New Jersey. The amount currently outstanding and demanded under the term loans is $4,966,215.04, including principal of $4,698,302.51 and accrued and unpaid interest of $267,912.53. The Company announced that it was in technical default under the Loan Agreement in its form 10-Q for the three months ended December 31, 1998.

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

                                     LEADING EDGE PACKAGING, INC.

Dated: November 17, 1999            By:/s/ Casey K. Tjang



                                           -----------------------
                                           Casey K. Tjang
                                           Director, Chief Financial Officer and
                                           Secretary

                                           Signing on behalf of the registrant
                                           As principal accounting officer