Form 10-Q
period 1999-12-31
LEADING EDGE PACKAGING INC
filed 2000-02-15
CIK 1021549

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended: December 31, 1999
                                                -----------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

State the number of shares outstanding of each of the issuer's classes of common stock: As of December 31, 1999 the issuer had 5,562,500 shares of its common stock, par value $.01 per share, outstanding.

                          LEADING EDGE PACKAGING, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED December 31, 1999

                                      INDEX

Part I.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements

             Condensed Balance Sheet
             December 31, 1999 and March 31, 1999                              3

             Condensed Statement of Income
             Three and Nine Months Ended December 31, 1999
             and March 31, 1998                                                4

             Condensed Statement of Cash Flows
             Three and Nine Months Ended December 31, 1999
             and March 31, 1998                                                5

             Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7-8

Part II.  OTHER INFORMATION

Item 1.   Legal Proceeding                                                     9

Item 3.   Defaults Upon Senior Securities & Creditors in China                 9

Item 5.   Other Information

             Changes in Directors and Officers                                 9


SIGNATURES                                                                    10

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Leading Edge Packaging, Inc.
                        Condensed Combined Balance Sheet
                                 (In Thousands)
                                   (UNAUDITED)

                                                                   December 31         March 31
                                                                       1999              1999
                                                                   -----------         --------
ASSETS
CURRENT ASSETS
    Cash & Cash Equivalents                                         $     191          $   227
    Accounts Receivable                                             $     714          $   751
    Bills Receivable (Note 2)                                       $       -          $    54
    Inventories (Note 3)                                            $   2,391          $ 2,508
    Prepaid expenses and other current assets                       $     339          $   215
    Income Taxes receivable                                         $      20          $ 1,603
                                                                    ---------          -------
    Total Current assets                                            $   3,655          $ 5,458
                                                                    ---------          -------
    Property & Equipment, net of accumalated
        depreciation of $454                                        $   1,935          $ 1,985
                                                                    ---------          -------
    TOTAL ASSETS                                                    $   5,590          $ 7,443
                                                                    =========          =======

LIABILITIES AND SHAREHOLDER EQUITY
CURRENT LIABILITIES
    Accounts Payable                                                $     856          $   295
    Bills Payable                                                   $      74          $     -
    Accrued Liabilities                                             $   1,395          $ 1,648
    Short-term Payable                                              $   4,994          $ 5,195
    Current portion of long-term debt                               $      10          $    10
    Amount due to related company                                   $     338          $   420
    Dividend Payable                                                $     124          $    19
                                                                    ---------          -------
    TOTAL CURRENT LIABILITTIES                                      $   7,791          $ 7,587
                                                                    ---------          -------

LONG TERM LIABILITIES
    Deferred Income Taxes                                           $       -          $     -
    Long Term Debt                                                  $      18          $    28
                                                                    ---------          -------
    TOTAL LONG TERM DEBT                                            $      18          $    28
                                                                    ---------          -------

Redeemable Preferred Stock, Authorized 5,000,000 share:             $   1,750          $ 1,750
                                                                    ---------          -------
Series A, $0.01 par value, with a redemption and liquidation value of $0.75 per share:  1,000,000 shares issued and
    outstanding....................................                 $     750          $     -
Series B, $0.01 par value, with a redemption and liquidation value of $1.00 per share:  500,000 shares issued and
    outstanding..............................                       $     500          $     -
Series C, $0.01 par value, with a redemption and liquidation value of $1.00 per share:  500,000 shares issued and
    outstanding........................                             $     500          $     -
                                                                    ---------          -------
                                                                    $   1,750          $     -
                                                                    ---------          -------

SHAREHOLDER'S EQUITY
    Common stock, par value $0.01 per share,
        Authorized 8,000,000 shares,
        Issued and outstanding 5,562,500 shares                     $      56          $    56
Additional Paid-In Capital                                          $   7,298          $ 7,298
Retained (loss)/earnings                                            $ (11,323)         $(9,276)
                                                                    ---------          -------
TOTAL SHAREHOLDER'S DEFICIT                                         $  (3,969)         $(1,922)
                                                                    ---------          -------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                            $   5,590          $ 7,443
                                                                    =========          =======


See accompanying Notes to Condensed Combined (Unaudited) Financial Statements.

                          Leading Edge Packaging, Inc.
                     Condensed Combined Statement of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Nine months ended                      Three Months Ended
                                                          December 31                             December 31
                                                     1999             1998                   1999             1998
                                                     ----             ----                   ----             ----

Net sales                                        $     6,910      $      5,628           $     2,308      $     1,437

Cost of Goods Sold                               $     5,798      $      4,323           $     1,942      $     1,274
                                                 -----------      ------------           -----------      -----------
Gross (Loss)/Profit                              $     1,112      $      1,305           $       366      $       163
                                                 -----------      ------------           -----------      -----------

Selling, General, & Administrative Expenses      $     2,752      $      2,482           $       909      $     1,206
                                                 -----------      ------------           -----------      -----------
Operating (Loss)/Income                          $    (1,640)     $     (1,177)          $      (543)     $    (1,043)
                                                 -----------      ------------           -----------      -----------

Interest Expense Net of Interest Income          $      (338)     $        (61)          $      (105)     $        (9)
Liquidation of subsidiary (loss)                 $         -      $     (8,440)          $         -      $    (8,440)
                                                 -----------      ------------           -----------      -----------
                                                 $    (1,978)           (9,678)          $      (648)     $    (9,492)

Other Income                                     $        49      $          -           $        30      $         -
                                                 -----------      ------------           -----------      -----------

(Loss)/Income before Income Taxes                $    (1,929)     $     (9,678)          $      (618)     $    (9,492)
                                                 -----------      ------------           -----------      -----------

Provision For Income Taxes                       $        13      $          -           $         -      $         -
Net (Loss) Income                                $    (1,942)     $     (9,678)          $      (618)     $    (9,492)
                                                 -----------      ------------           -----------      -----------


Accumalative Preferred Stock Dividend            $       105      $          -           $        35      $         -
Net (Loss) Income Attributable to common
    stock shareholders                           $    (2,047)     $     (9,678)          $      (653)     $    (9,492)
                                                 ===========      ============           ===========      ===========


Basic & Diluted Earnings per share               $     (0.37)     $      (1.74)          $     (0.12)     $     (1.70)
                                                 -----------      ------------           -----------      -----------

Weighted Average of Shares Outstanding           $ 5,562,500      $  5,562,500           $ 5,562,500      $ 5,562,500
                                                 ===========      ============           ===========      ===========


See accompanying Notes to Condensed Combined (Unaudited) Financial Statements

                          Leading Edge Packaging, Inc.
                   Condensed Combined Statement of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                  Nine Months Ended            Three Months Ended
                                                                      December 31                  December 31
                                                                  1999          1998          1999             1998
                                                                  ----          ----          ----             ----
Cash Flows from operating activities:
    Net (Loss)/Income                                           $(1,942)      $(9,678)      $  (618)         $(9,492)
    Adjustments to reconcile net income to net
        Cash provided (used in) activities:
        Depreciation and Amortization                           $   216       $    82       $    69          $    53
        Loss on liquidation of subsidiary                       $    --       $ 8,440       $    --          $ 8,440
    Net increase (decrease) in cash due to
        changes in current assets and liabilities               $ 2,067       $ 1,584       $   237          $ 2,039
                                                                -------       -------       -------          -------
    Net cah provided by (used in) operating activities:         $   341       $   428       $  (312)         $ 1,040
                                                                -------       -------       -------          -------

Cash Flows from Investing Activities:
    Advance to related company                                  $    --       $(4,135)      $    --          $(2,080)
    Purchase of Property, Plant & Equipment                     $  (166)      $  (173)      $   (39)         $  (173)
                                                                -------       -------       -------          -------
    Net Cash Used in Investing Activities                       $  (166)      $(4,308)      $   (39)         $(2,253)
                                                                -------       -------       -------          -------

Cash Flows from Financing Activities:
    Proceeds from short-term borrowings                         $    --       $ 2,986       $    --          $   486
    Proceeds from convertible sub-debt                          $    --       $   350       $    --          $   350
    Repayments of long-term borrowings                          $   (10)      $    (1)      $    (4)         $    (1)
                                                                                                             -------
    Repayments of short-term borrowings                         $  (201)      $    --       $   157          $    --
                                                                -------       -------       -------          -------
    New Cash (used in) provided by financing activities         $  (211)      $ 3,335       $   153          $   835
                                                                -------       -------       -------          -------

Net Increase (decrease) in cash and cash equivalents            $   (36)      $  (545)      $  (198)         $  (378)
Cash & cash equivalents at the beginning of the period          $   227       $   912       $   389          $   745
                                                                -------       -------       -------          -------
Cash & Cash equivalents at the end of the period                $   191       $   367       $   191          $   367
                                                                =======       =======       =======          =======
Supplemental disclosures of cash flow information:
Interest Paid                                                   $    52       $    80       $    29          $    47
                                                                -------       -------       -------          -------
Taxes Paid                                                      $    13       $    --       $    --          $    --
                                                                -------       -------       -------          -------

                          LEADING EDGE PACKAGING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements of Leading Edge Packaging, Inc. (the "Company") as of December 31, 1999 and March 31, 1999 and for the period of nine and three months ended December 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and regulations thereunder, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

         The results of operations for the nine-and-three-month period ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1999.

         The Condensed Combined Statement of Income and Statement of Cash Flows for the nine and three months ended December 31 and 1998 have been adjusted to reflect the deconsolidation adjustments on Justrite Investments Limited. Justrite Investments Limited previously served as the investment holding company for the companies other overseas operating subsidiaries. Justrite has ceased its activities due to the liquidation of all of its operating subsidiaries.


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

         Results of Operations

         Comparison of the nine months ended December 31, 1999 to the three months ended December 31, 1998.

         The Company has presented its results of operations for the three months ended December 31, 1999 both before and after deconsolidating amounts attributable to Justrite Investments Limited. The financial data for Justrite, the Company's former holding company subsidiary, was consolidated into the Company's results of operations in its Quarterly Report on Form 10-Q for the three months ended December 31, 1998. However, because the operating subsidiaries owned by Justrite are currently in liquidation and it is no longer active, the deconsolidated results for each quarter during the fiscal year ended March 31, 1999 were presented in the Company's Annual Report on Form 10-K on an unaudited basis. Management believes that the deconsolidated data provides a more meaningful and accurate basis for comparison and, accordingly, has used these amounts as the basis of its analysis below.

         Net sales for the three months ended December 31, 1999 were approximately $2,308,000 an increase of $871,000 or 61% from approximately $1,437,000 for the three months ended December 31, 1998. The increase in sales is due to the gradual recovery of our sales to international customers and new accounts in the U.S.. The Company continues to focus efforts on increasing sales to its North America customers.

         Cost of goods sold for the nine months ended December 31, 1999 was Approximately $5,798,000, an increase of $1,475,000 or 34% from approximately $4,323,000 for the nine months ended December 31, 1998. The increase of cost of goods sold is due to the corresponding increase in sales and the higher workforce wages and lack of trade financing lines of credit. The higher work force employed is in anticipation of increasing our production output in the following quarter. Higher work force wages also attributed to the need to train the new workers. The disposal of inventory at a lower margin has a resulting effect in a higher cost of sales.

         Selling, general and administrative expenses for the three months ended December 31, 1999 were approximately $909,000, a decrease of $297,000 from approximately $1,274,000 for the three months ended December 31, 1998. The decrease in selling, general and administrative expenses is primarily due to the stable marketing and sales program of the Company.

         The net loss before interest and tax of approximately $618,000 for the three months ended December 31, 1999 reflects a significant decrease of $8,844,000 or 143% as compared to a loss of $9,492,000 for the three months ended December 31, 1998. This was due to a higher sales and lower general, sales and administrative expenses as explained above.

         The net loss after interest and tax of approximately $618,000 for the three months ended December 31, 1999 reflects a decrease of $8,874,000 or 143% as compared to a net loss of approximately $9,492,000 for the three months ended December 31, 1998. This was due to loss of sales in conjunction with closing of the joint venture production facility on November 23, 1998 and higher interest rate and the result of above.

         Liquidity and Capital Resources

           Although it has regained the confidence and loyalty of its customer base, the Company continues to experience difficulty in obtaining trade financing from suppliers and vendors. First Union National Bank's restrictive convenants prevent other financial institution from providing the Company lines of credit for working capital. The Company is currently doing business under restricted cash flow and a shortage of capital resources. During the quarter ended December 31, 1999, the Company raised its working capital through sales of existing inventories and IRS tax refund received during the year. The Company had negative working capital at December 31, 1999 of approximately 4(2,211,000) compared with $(2,129,000) at March 31, 1999. At March 31, 1999, the Company's credit facilities with First Union National Bank were terminated, and it had borrowings under these lines. At December 31, 1999, these borrowings totaled approximately $4,931,000. The lines of credit extended to the Company by First Union National Bank were converted to term loans, which matured on August 15, 1999. A "Civil Action Summons" was served upon the Company and its subsidiaries, LEP Products, Inc., LEP Marketing and Sales, Inc., LEP Distributors, Inc. and LEP China Holdings, Inc., by First Union National Bank on January 24, 2000. The Company will engage attorneys to answer the complaint and seek appropriate settlement to the complaints. However, there is no guaranty that the settlement may be reached.


Item 3.  Not applicable.

                           PART II. OTHER INFORMATION

Item 1 Legal Proceeding

                  The Company received a Civil Action Summons on January 24, 2000, alleging that the Company failed to repay certain loans, which arose from conversion of the Company's credit facilities under its loan agreement dated September 25, 1997, with First Union National Bank, Edison, New Jersey.

Item 3 Defaults upon Senior Securities and Creditors in China

                  (a) The Company has received a Civil Action Summons under certain loans, which arose from conversion of the Company's credit facilities under its loan agreement dated September 24, 1997, with First Union National Bank, Edison, New Jersey. The amount currently outstanding under the term loan is $4,873,947.31, including principal of $4,698,302.51 and accrued and unpaid interest of $178,644.80. The Company announced that it was then technical default under the Loan Agreement in its form 10-Q for the three months ended December 31, 1998.

                  (b) In view of BroadAsia LLC's inability to raise the full amount of its $3.2 million financing commitment in February 1999, the Company had to seek local Hong Kong and China financing, including a non-interest bearing bridge loan from L.B. Saw & Associates, Ltd. to complete the construction of the new factory in progress. The local creditors have demanded payments. Management has been negotiating an extension with various local creditors and the landlord since November 1999. However, negotiation of this matter may not produce positive results. Thus, the Company may run the risk of losing the entire Hong Kong and China operations.


Item 5 Other Information

         (a) Changes in Directors and Officers

                  Stephen DeGroat, Lip-Boon Saw, Robert Goergern, Peter L. Coker, Fung-Gea Wong and Berbard Esquenet had resigned from the directorship of the Company. Patrick Hing-Tat Wong and Joel P. Paritz have been appointed to the board of directors of the Company. Casey K. Tjang has been appointed to the post of Chief Executive Officer, and resigned from the post of Chief Financial Officer and Secretary. Andres H. Pugliese was appointed as Chief Financial Officer and Deborah Steiner was appointed as Secretary.

         (b) Forward-Looking Statements

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

                                           LEADING EDGE PACKAGING, INC.

Dated: February 11, 2000                   By:/s/ Casey K. Tjang
                                           -----------------------
                                           Casey K. Tjang
                                           Director, Chief Financial Officer and
                                           Secretary

                                           Signing on behalf of the registrant
                                           As principal accounting officer